Form 10-K
period 1993-12-31
JEFFERIES GROUP INC
filed 1994-03-31
CIK 717867

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-11669

                             JEFFERIES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-2848406
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


   11100 SANTA MONICA BOULEVARD, 10TH FLOOR                       90025
           LOS ANGELES, CALIFORNIA                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 445-1199
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. $210,470,508 as of March 25, 1994.

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practical date. 5,745,043 shares as of the close of business March 25, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE
                          See list on following page.

                           LOCATION OF EXHIBIT INDEX
The index of exhibits is contained in Part IV herein on page 32.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              JEFFRIES GROUP, INC.

                          1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
                                                                                          ----
Item 1.    Business.....................................................................    1
Item 2.    Properties...................................................................    6
Item 3.    Legal Proceedings............................................................    7
Item 4.    Submission of Matters to a Vote of Security Holders..........................    7

                                           PART II
Item 5.    Market for the Registrant's Common Stock and Related Security Holder
           Matters......................................................................    8
Item 6.    Selected Financial Data......................................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................   10
Item 8.    Financial Statements and Supplementary Data..................................   14
Item 9.    Disagreements on Accounting and Financial Disclosure.........................   32

                                           PART III
Item 10.   Directors and Executive Officers of the Registrant...........................   32
Item 11.   Executive Compensation.......................................................   32
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   32
Item 13.   Certain Relationships and Related Transactions...............................   32

                                           PART IV
Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K............   32

                      DOCUMENTS INCORPORATED BY REFERENCE

                              TITLE OF DOCUMENT                                PART OF FORM 10-K
- -----------------------------------------------------------------------------  -----------------
Proxy Statement relating to 1994 Annual Meeting of Stockholders (to be
  filed).....................................................................    Part III

                Exhibit Index located on page 32 of this report.

                                     PART I

ITEM 1.  BUSINESS.

     Jefferies Group, Inc. is a holding company which, through its four primary subsidiaries, Jefferies & Company, Inc., Investment Technology Group, Inc., Jefferies International Limited and Jefferies Pacific Limited, is engaged in securities brokerage and trading, corporate finance and other financial services. The term "Company" refers, unless the context requires otherwise, to Jefferies Group, Inc., its subsidiaries, predecessor entities, and W & D Securities, Inc. The Company was originally incorporated in 1973 as a holding company for Jefferies & Company, Inc. and was reincorporated in Delaware on August 10, 1983. The Company and its various subsidiaries maintain offices in Los Angeles, New York, Short Hills, Chicago, Dallas, Boston, Atlanta, New Orleans, Houston, San Francisco, Stamford, London and Hong Kong.

     As of December 31, 1993, the Company and its subsidiaries had 610 full-time employees, including 339 representatives registered with the National Association of Securities Dealers, Inc. ("NASD"). The Company's executive offices are located at 11100 Santa Monica Boulevard, Los Angeles, California 90025, and its telephone number is (310) 445-1199.

JEFFERIES & COMPANY, INC.

     Jefferies & Company, Inc. ("Jefferies") was founded in 1962 and is engaged in equity, convertible debt and taxable fixed income securities brokerage and trading and corporate finance. Jefferies is one of the leading national firms engaged in the distribution and trading of blocks of equity securities and conducts such activities primarily in the "third market." The term "third market" refers to transactions in listed equity securities effected away from national securities exchanges. Jefferies' revenues are derived primarily from commission revenues and market-making or trading as principal in equity, taxable fixed income and convertible securities with or on behalf of institutional investors, with the balance generated by corporate finance and other activities.

INVESTMENT TECHNOLOGY GROUP, INC.

     Investment Technology Group, Inc. ("ITG") is a leading provider of automated securities trade execution and analysis services to institutional equity investors. ITG's two principal services are POSIT(R), the largest automated stock crossing system operated during trading hours, and QuantEX(R), a proprietary decision support system with integrated trade analysis, routing and management capabilities. These services employ proprietary software to enhance customers' trading efficiencies, access to market liquidity and portfolio analysis capabilities. To supplement ITG's POSIT(R) and QuantEX(R) services, ITG's ISIS service uses a database of securities, price and liquidity information to provide enhanced decision support in all aspects of its customers' trade execution and analysis activities.

     POSIT(R), which is accessed through direct computer links or by communicating with ITG's trading desk, allows customers to place confidential buy and sell orders on approximately 7,000 different equity securities and portfolios of equity securities. POSIT(R) analyzes these buy and sell orders and determines the maximum number of securities which may be matched or "crossed" among participants. After determining the optimal cross, POSIT(R) executes trades at the midpoint of the primary market best bid and offer for each security at the time of the cross. Participants using direct computer links are automatically notified of completed crosses. ITG currently offers three scheduled daily crosses and can also accommodate additional crosses in response to customer demand. The system operates on a confidential basis, allowing customers to trade large blocks of equity securities at reduced transaction fees while minimizing the price impact of the trade. ITG derives revenue by collecting transaction fees on each share which is crossed through the system.

     Average daily share volume on POSIT(R) has grown from approximately 288,000 shares in 1988 to approximately 6.3 million shares in 1993. During the last quarter of 1993, average daily share volume was approximately 8.3 million shares. In addition to its traditional customer base of quantitative and passive investors, POSIT(R) has recently begun to serve fundamental institutional investors, broker-dealers and international institutional investors. The system is currently used by approximately 200 customers, including corporate and government pension plans, insurance companies, bank trust departments, investment advisors and mutual funds.

     QuantEX(R) is a proprietary trade execution and analysis system that operates on Sun Microsystems workstations provided to customers by ITG. The integrated trade analysis, routing and management capabilities of QuantEX(R) provide valuable support to investment managers in the development and implementation of portfolio trading strategies and allow securities traders to organize, process and manage large trading lists. The automation of these functions enables users to analyze and trade large portfolios of securities faster and more effectively than by other traditional means. QuantEX(R) allows an investment manager to develop a series of rules based upon the manager's strategy for trading equity securities and applies these rules to a continuous flow of current market information in order to generate real-time decision support. Through its direct routing capabilities, QuantEX(R) also allows investment managers and securities traders to route orders to POSIT(R), major national and regional stock exchanges, OTC market makers, ITG's trading desk or selected broker-dealers. QuantEX(R)'s trade management function automatically tracks and summarizes trades routed through QuantEX(R). ITG generally derives revenue by collecting a transaction fee on each share which is routed for trading through QuantEX(R).

     In March, 1994, the Company formed a new subsidiary, Investment Technology Group, Inc. (the "ITG Holding Company") for the purpose of eventually holding 100% of the stock of the broker-dealer subsidiary Investment Technology Group, Inc. whose name was then changed to ITG Inc.

     On March 15, 1994, the ITG Holding Company filed with the Securities and Exchange Commission a Registration Statement with respect to the offer of 3,700,000 shares of its common stock (which includes 450,000 shares subject to an over-allotment option granted to the underwriters), in an initial public offering (the "Offering"). The filing indicated an anticipated offering price of between $12 and $14 per share. Immediately prior to the consummation of the offering, the ITG Holding Company will issue 15,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of ITG held by the Company. As a result of these transactions, ITG will become a wholly-owned subsidiary of the ITG Holding Company which will become a wholly-owned subsidiary of the Company. ITG has conducted, and will continue to conduct, the business activities of the ITG Holding Company. Following the offering, the Company will own 80.2% of the outstanding common stock of the ITG Holding Company.

     In addition, immediately prior to the offering, the ITG Holding Company will enter into an intercompany borrowing agreement with the Company permitting the borrowing by the ITG Holding Company of up to $15,000,000. Any outstanding balance will be due March 31, 1999, and will accrue interest at 1.75% above the one month London Interbank Offering Rate.

     Immediately prior to the Offering, the ITG Holding Company will declare a dividend payable to its sole stockholder, the Company, in an amount of approximately $17.0 million, which dividend will be paid by the issuance of a note in the full amount of such dividend and may be increased or decreased based on the actual proceeds of the Offering. Any future payment of dividends will be at the discretion of the ITG Holding Company's Board of Directors and will depend on the ITG Holding Company's financial condition, results of operations, capital requirements and other factors deemed relevant by such Board of Directors. However, the ITG Holding Company anticipates that all future earnings will be retained by the ITG Holding Company for working capital and that the ITG Holding Company will not pay any dividends to its stockholders.

JEFFERIES INTERNATIONAL LIMITED AND JEFFERIES PACIFIC LIMITED

     Jefferies International Limited ("JIL"), a broker-dealer subsidiary of the Company, was incorporated in 1986 in England. JIL is a member of The International Stock Exchange and The Securities and Futures Authority. JIL introduces customers trading in U.S. securities to Jefferies and also trades as a broker-dealer in international equity and convertible securities and American Depositary Receipts ("ADRs").

     Jefferies Pacific Limited ("JPL"), a broker subsidiary of the Company, was incorporated in 1992 in Hong Kong. JPL presently introduces foreign customers trading in U.S. securities to Jefferies. JPL commenced operations in 1993 and has not yet generated material revenues.

W & D SECURITIES, INC.

     W & D Securities, Inc. ("W & D") provides execution services primarily on the NYSE and other exchanges to Jefferies and ITG. In order to comply with regulatory requirements of the NYSE that generally prohibit NYSE members and their affiliates from executing, as principal and, in certain cases, as agent, transactions in NYSE-listed securities off the NYSE, the Company gave up its formal legal control of W & D, effective January 1, 1983, by exchanging all of the W & D common stock owned by it for non-voting preferred stock of W & D. The common stock of W & D is presently held by an officer of W & D who has agreed with the Company that, at the option of the Company, he will sell such stock to the Company for nominal consideration. In the event that the Company were to regain ownership of such common stock, the Company believes that the NYSE would assert that W & D would be in violation of the NYSE's rules unless similar arrangements satisfactory to the NYSE were made with respect to the ownership of the common stock.

     While the NYSE has generally approved the above arrangements, there can be no assurance that it will not raise objections in the future. In light of these arrangements and the high proportion of the equity of W & D represented by the non-voting preferred stock held by the Company, W & D is consolidated as a subsidiary of the Company for financial purposes. The Company believes that it can make satisfactory alternative arrangements for executing transactions in listed securities on the NYSE if it were precluded from doing so through W & D.

COMMISSION BUSINESS

     A substantial portion of the Company's revenues is derived from customer commissions on brokerage transactions in equity (primarily listed) and debt securities for domestic and international investors such as investment advisors, banks, mutual funds, insurance companies and pension and profit sharing plans. Such investors normally purchase and sell securities in block transactions, the execution of which requires special marketing and trading expertise. The Company is one of the leading national firms in the execution of equity block transactions, and believes that its institutional customers are attracted by the quality of the Company's execution (with respect to considerations of quantity, timing and price) and its competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors. In addition to domestic equity securities, the Company executes transactions in taxable fixed income securities, domestic and international convertible securities, international equity securities, ADRs, options, preferred stocks, financial futures and other similar products.

     Most of the Company's equity account executives are electronically interconnected through a system permitting simultaneous verbal and graphic communication of trading and order information by all participants. The Company believes that its execution capability is significantly enhanced by this system, which permits its account executives to respond to each other and to negotiate order indications directly with customers rather than through a separate trading department.

PRINCIPAL TRANSACTIONS

     In the regular course of business, the Company takes securities positions as a market-maker to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, the Company exposes its own capital to the risk of fluctuations in market value. Trading profits (or losses) depend primarily upon the skills of the employees engaged in market-making and position taking, the amount of capital allocated to positions in securities and the general trend of prices in the securities markets.

     The Company monitors its risk by maintaining its securities positions at or below certain pre-established levels. These levels reduce certain opportunities to realize profits in the event that the value of such securities increases. However, they also reduce the risk of loss in the event of a decrease in such value and result in controlled interest costs incurred on funds provided to maintain such positions.

     Equities. The Equities Division makes markets in over 400 over-the-counter equity and ADR securities, operates six specialist posts on the Pacific Stock Exchange ("PSE") and two specialist posts on the Boston

Stock Exchange ("BSE"), and trades securities for its own account, as well as to accommodate customer transactions.

     Taxable Fixed Income. The Taxable Fixed Income Division trades high grade and non-investment grade public and private debt securities. The Division specializes in trading and making markets in over 300 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. At December 31, 1993, the aggregate long and short market value of these positions was $34.1 million and $5.2 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are generally available from a small number of dealers.

     Convertible Securities and Warrants. The Company also trades domestic and international convertible securities and warrants and assists corporate and institutional clients in identifying attractive investments in these securities and warrants.

     Arbitrage. The Company engages in arbitrage for its own account. The Company currently conducts arbitrage activities through a relationship with an independent management firm pursuant to which the Company delegates to the manager investment decisions involving the purchase and/or sale of securities in one of the Company's proprietary trading accounts. The manager receives a fee equal to a percentage of the profits in the account after a deduction of all costs, expenses, commissions and interest charges applicable to the trading activity in the account. The Company also engages in international arbitrage involving securities listed or traded in both domestic and foreign markets. In addition, the Company has invested in a limited partnership which conducts arbitrage activity.

CORPORATE FINANCE

     Jefferies' Corporate Finance Department offers corporations a full range of advisory as well as debt and equity financing services which include private placements and public offerings of debt and equity securities, debt refinancings, recapitalizations, mergers and acquisitions advice, exclusive sales advice, structured financings and securitizations, consent and waiver solicitations, and company and bondholder representations in corporate restructurings.

     Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed-upon purchase price. In addition, under the Securities Act of 1933 and other laws and court decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and the Company's underwriting commitments may be limited by the requirement that it must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission (the "Commission").

     The Company intends to continue to pursue opportunities for its corporate customers which may require it to finance and/or underwrite the issuance of securities. Under circumstances where the Company is required to act as an underwriter or to trade on a proprietary basis with its customers, the Company may assume greater risk than would normally be assumed in certain other principal transactions.

INTEREST

     The Company earns interest on its securities portfolio and on its operating and segregated balances. The Company also derives net interest income in connection with its stock borrow/stock loan and margin lending activities.

     Stock Borrow/Stock Loan. In connection with both its trading and brokerage activities, the Company borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. The Company also has a stock borrow versus stock loan business with other brokers. From this activity, the Company derives interest revenues and interest expenses.

     Margin Lending. Customers' transactions are executed on either a cash or margin basis. In a margin transaction, the Company extends credit to the customer, collateralized by securities and cash in the customer's account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit.

     In permitting a customer to purchase securities on margin, the Company is subject to the risk that a market decline could reduce the value of its collateral below the amount of the customer's indebtedness and that the customer might otherwise be unable to repay the indebtedness.

     In addition to monitoring the creditworthiness of its customers, the Company also considers the trading liquidity and volatility of the securities it accepts as collateral for its margin loans. Trading liquidity and volatility may be dependent, in part, upon the market on which the security is traded, the number of outstanding shares of the issuer, events affecting the issuer and/or securities markets in general, and whether or not there are any legal restrictions on the sale of the securities. Certain types of securities have historical trading patterns which may assist the Company in making its evaluation. Historical trading patterns, however, may not be good indicators over relatively short time periods or in markets which are affected by unusual or unexpected developments. The Company considers all of these factors at the time it agrees to extend credit to customers and continues to review its extensions of credit on an ongoing basis.

     The majority of the Company's margin loans are made to United States citizens or to corporations which are domiciled in the United States. The Company may extend credit to investors or corporations who are citizens of foreign countries or who may reside outside the United States. The Company believes that should such foreign investors default upon their loans with the Company and should the collateral for those loans be insufficient to satisfy the investors' obligations to the Company, the Company may experience more difficulty in collecting investors' outstanding indebtedness than would be the case if investors were citizens or residents of the United States.

     Although the Company attempts to minimize the risk associated with the extension of credit in margin accounts, there is no assurance that the assumptions on which the Company bases its decisions will be correct or that the Company is in a position to predict factors or events which will have an adverse impact on any individual customer or issuer, or the securities markets in general.

COMPETITION

     All aspects of the business of the Company are intensely competitive. The Company competes directly with numerous other brokers and dealers, investment banking firms and banks. In addition to competition from firms currently in the securities business, there has been increasing competition from others offering financial services. These developments and others have resulted, and may continue to result, in significant additional competition for the Company.

     Member firms of the NYSE generally are prohibited from effecting transactions when acting as principal and, in certain cases, as agents, in listed equity securities off the NYSE, and therefore, unlike Jefferies and ITG, are precluded from effecting such transactions in the third market. Such firms may execute certain transactions in listed equity securities in the third market for customers, although typically they do not do so. Since firms which the Company regards as its major competitors in the execution of transactions in equity securities for institutional investors are members of the NYSE, any removal of these prohibitions could adversely affect the Company's business.

REGULATION

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally the NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the Commission. Securities firms are also subject to regulation by state securities commissions in those states in which they do business. Jefferies is registered as a broker-dealer in 50 states and the District of Columbia. ITG is registered as a broker-dealer in 49 states and the District of Columbia. W & D is registered as a broker-dealer in 23 states.

     Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure of securities firms, record-keeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the Commission and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The Commission, self-regulatory organizations and state securities commissions may conduct administrative proceedings which can result in censure, fine, suspension, expulsion of a broker-dealer, its officers or employees, or revocation of broker-dealer licenses. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets, rather than protection of creditors and stockholders of broker-dealers.

     As registered broker-dealers, Jefferies, ITG and W & D are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a member's insolvency, the SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

     Net Capital Requirements. Every registered broker-dealer doing business with the public is subject to the Commission's Uniform Net Capital Rule (the "Rule"), which specifies minimum net capital requirements. Jefferies Group, Inc. is not a registered broker-dealer and is therefore not subject to the Rule; however, its United States broker-dealer subsidiaries are subject thereto.

     The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the "primary method") or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the "alternative method"). Jefferies, ITG and W & D use the alternative method of calculation.

     Compliance with applicable net capital rules could limit operations of Jefferies or ITG, such as underwriting and trading activities, that require use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies or ITG to the Company. A significant operating loss or an extraordinary charge against net capital could adversely affect the ability of Jefferies or ITG to expand or even maintain their present level of business. Net capital changes from day to day, but as of December 31, 1993, Jefferies' net capital of $76.0 million exceeded its minimum net capital requirements by $66.8 million. ITG's net capital of $1.9 million exceeded its minimum net capital requirements by $1.7 million. W & D's net capital of $821,000 exceeded its minimum net capital requirements by $671,000. See note 12 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES.

     The Company maintains sales offices in Los Angeles, New York, Short Hills, Chicago, Dallas, Boston, Atlanta, New Orleans, Houston, San Francisco, Stamford, London and Hong Kong. In addition, the Company maintains operations offices in Los Angeles and New York. The Company leases all of its office space which management believes is adequate for the Company's business. For information concerning leasehold improvements and rental expense, see notes 1, 5 and 10 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

     Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company's management believes that pending litigation will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

     The Company's Common Stock trades in the NASDAQ National Market System under the symbol JEFG. The following table sets forth for the periods indicated, the range of high and low representative bid prices per share for the Common Stock as reported by NASDAQ, which prices do not include retail mark-ups, mark-downs or commissions and represent prices between dealers and not necessarily actual transactions.

                                                                                 HIGH     LOW
                                                                                 ----     ---
1993
  First Quarter..............................................................    28 1/2   19 1/2
  Second Quarter.............................................................    30 1/4   26 1/2
  Third Quarter..............................................................    36 1/4   27
  Fourth Quarter.............................................................    40 1/2   32 1/2

1992
  First Quarter..............................................................    18 1/4   10 3/4
  Second Quarter.............................................................    19       17
  Third Quarter..............................................................    18       15 3/4
  Fourth Quarter.............................................................    22       15 3/4

     There were approximately 283 holders of record of the Company's Common Stock at December 31, 1993.

     In 1988, the Company instituted a policy of paying regular quarterly cash dividends. There are no restrictions on the Company's present ability to pay dividends on Common Stock, other than the applicable provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

                                                            FIRST      SECOND       THIRD      FOURTH
                                                           QUARTER     QUARTER     QUARTER     QUARTER
                                                           -------     -------     -------     -------
1993...................................................     $ .05       $ .05       $ .05       $ .05
1992...................................................     $ .05       $ .05       $ .05       $ .05

ITEM 6.  SELECTED FINANCIAL DATA

     The selected data presented below as of and for each of the years in the five-year period ended December 31, 1993, are derived from the consolidated financial statements of Jefferies Group, Inc. and subsidiaries, which financial statements have been audited by KPMG Peat Marwick, independent auditors. Such data should be read in connection with the consolidated financial statements contained on pages 14 through 31.

                                                        YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------
                                         1993        1992        1991        1990        1989
                                       ---------   ---------   ---------   ---------   ---------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
EARNINGS STATEMENT DATA
Revenues:
  Commissions........................  $ 138,133   $ 106,756   $  84,339   $  82,098   $  87,151
  Principal transactions.............     83,361      86,364      69,972      43,417      20,251
  Corporate finance..................     72,442      23,888      16,745       8,936       1,940
  Interest...........................     21,693      16,801      23,939      32,975      20,874
  Other..............................      2,512       1,632         955         661         411
                                       ---------   ---------   ---------   ---------   ---------
     Total revenues..................    318,141     235,441     195,950     168,087     130,627
                                       ---------   ---------   ---------   ---------   ---------
Expenses:
Compensation and benefits............    167,546     118,253      92,294      75,408      59,771
Floor brokerage and clearing fees....     15,925      13,830      11,593      12,142      12,927
Telecommunications and data
  processing services................     19,040      17,059      16,034      13,839      12,094
Interest.............................     17,457      13,250      15,959      23,825      12,727
Occupancy and equipment rental.......     12,757      12,126      12,767       7,755       6,610
Other................................     38,072      27,254      29,458      22,936      19,604
                                       ---------   ---------   ---------   ---------   ---------
     Total expenses..................    270,797     201,772     178,105     155,905     123,733
                                       ---------   ---------   ---------   ---------   ---------
Earnings before income taxes and
  cumulative effect of change in
  accounting principle...............     47,344      33,669      17,845      12,182       6,894
Income taxes.........................     19,755      14,937       7,975       5,459       3,235
                                       ---------   ---------   ---------   ---------   ---------
Earnings before cumulative effect of
  change in accounting principle.....     27,589      18,732       9,870       6,723       3,659
Cumulative effect on prior years of
  change in accounting principle.....      1,358      --          --          --          --
                                       ---------   ---------   ---------   ---------   ---------
     Net earnings....................  $  28,947   $  18,732   $   9,870   $   6,723   $   3,659
                                       ---------   ---------   ---------   ---------   ---------
                                       ---------   ---------   ---------   ---------   ---------
Earnings per share of Common Stock
  Primary earnings per share --
  Earnings before cumulative effect
     of change in accounting
     principle.......................  $    5.37   $    3.82   $    1.74   $    1.11   $    0.58
  Cumulative effect on prior years of
     change in accounting
     principle.......................        .26      --          --          --          --
                                       ---------   ---------   ---------   ---------   ---------
     Net earnings....................  $    5.63   $    3.82   $    1.74   $    1.11   $    0.58
                                       ---------   ---------   ---------   ---------   ---------
                                       ---------   ---------   ---------   ---------   ---------
  Fully diluted earnings per share --
  Earnings before cumulative effect
     of change in accounting
     principle.......................  $    4.66   $    3.08   $    1.57   $    1.10   $    0.58
  Cumulative effect on prior years of
     change in accounting
     principle.......................        .22      --          --          --          --
                                       ---------   ---------   ---------   ---------   ---------
     Net earnings....................  $    4.88   $    3.08   $    1.57   $    1.10   $    0.58
                                       ---------   ---------   ---------   ---------   ---------
                                       ---------   ---------   ---------   ---------   ---------
  Weighted average shares of Common
     Stock Primary...................  5,145,000   4,898,000   5,686,000   6,073,000   6,315,000
  Fully diluted......................  6,177,000   6,694,000   7,520,000   7,907,000   6,315,000
SELECTED BALANCE SHEET DATA
Total assets......................... $1,388,403  $  531,040  $  528,984  $  602,186  $  343,379
Subordinated debt.................... $    9,968  $   40,978  $   40,428  $   40,288  $   40,147
Total stockholders' equity........... $  144,558  $   96,582  $   78,085  $   86,370  $   80,901
Book value per share of Common
  Stock.............................. $    25.38  $    20.84  $    17.05  $    14.53  $    13.27
Shares outstanding...................  5,695,427   4,633,435   4,578,980   5,943,973   6,098,418

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile.

     Total assets increased $857.4 million from $531.0 million at December 31, 1992 to $1,388.4 million at December 31, 1993. The increase is mostly due to an increase in receivables from brokers and dealers related to stock borrow balances. The increased stock borrow balances are a result of an increase in payable to customers and payable to brokers and dealers (related to stock loan).

     Total liabilities increased $840.4 million from $393.5 million at December 31, 1992 to $1,233.9 million at December 31, 1993. The increase is mostly due to the before-mentioned increases in payable to customers and payable to brokers and dealers. In addition, accrued expenses and other liabilities increased $45.9 million to $92.8 million in 1993 due to bonuses, accruals related to deferred compensation and accrued federal and state taxes.

     The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a summary of revenues by source for the past three years.

                                                            YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                               1993                  1992                  1991
                                        -------------------   -------------------   -------------------
                                                     % OF                  % OF                  % OF
                                                    TOTAL                 TOTAL                 TOTAL
                                         AMOUNT    REVENUES    AMOUNT    REVENUES    AMOUNT    REVENUES
                                        --------   --------   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Commissions and principal
  transactions:
  Equity Division:
     Listed...........................  $ 71,888        22%   $ 63,776        27%   $ 58,571        30%
     Over-The-Counter.................    41,477        13      34,125        15      23,579        12
     International....................     8,613         3       7,934         3       8,056         4
     Other............................     2,313         1       2,320         1       2,098         1
                                        --------   --------   --------   --------   --------   --------
       Sub-total......................   124,291        39     108,155        46      92,304        47
                                        --------   --------   --------   --------   --------   --------
  Investment Technology...............    47,450        15      28,763        12      14,255         7
  Convertible.........................     6,995         2       6,695         3       5,242         3
  International Convertible...........    15,154         4      14,575         6       7,367         4
  Taxable Fixed Income................    24,928         8      33,445        14      32,107        16
  Arbitrage...........................     3,182         1       1,502         1       4,209         2
  Other Trading.......................      (506)        0         (15)        0      (1,173)        0
                                        --------   --------   --------   --------   --------   --------
       Total..........................   221,494        69     193,120        82     154,311        79
                                        --------   --------   --------   --------   --------   --------
Corporate Finance.....................    72,442        23      23,888        10      16,745         9
Interest..............................    21,693         7      16,801         7      23,939        12
Other.................................     2,512         1       1,632         1         955         0
                                        --------   --------   --------   --------   --------   --------
       Total revenues.................  $318,141       100%   $235,441       100%   $195,950       100%
                                        --------   --------   --------   --------   --------   --------
                                        --------   --------   --------   --------   --------   --------

1993 COMPARED TO 1992

     Total revenues for 1993 increased $82.7 million, or 35%, as compared to 1992. The increase was primarily due to a $48.6 million, or 203%, increase in corporate finance activity and a $18.7 million, or 65%, increase in ITG activity. Commission revenues increased $31.4 million, or 29%, interest revenues increased $4.9 million, or 29%, and other revenues increased $880,000, or 54%, while principal transactions decreased $3.0 million, or 3%. The increase in corporate finance was due to increased activity in underwriting, private placement and financial advisory fees, including approximately $16 million in fees from one underwriting transaction. The increase in commissions was mostly attributable to increases in transactions conducted through POSIT(R) and QuantEX(R), two of the Company's investment technology products. Interest revenues increased primarily due to an increase in stock borrow balances. The increase in other revenues was mostly due to income related to the termination of an office lease and foreign currency transaction gains. Principal trading decreased mostly due to a reduction in trading gains of the Taxable Fixed Income Division partially offset by the improved performance of the Company's Over-The-Counter Division.

     Total expenses for 1993 increased $69.0 million, or 34%, as compared to 1992. The increase in total expenses was due to an increase of $49.3 million, or 42%, in compensation and benefits, an increase of $10.8 million, or 40%, in other expense, an increase of $4.2 million, or 32%, in interest expense, an increase of $2.1 million, or 15%, in floor brokerage and clearing fees, and an increase of $2.0 million, or 12%, in telecommunications and data processing services. Compensation and benefits increased mostly due to an increase in profitability-based compensation (including a $4 million increase in expense related to ITG's performance share plan. See notes 9 and 14 of Notes to Consolidated Financial Statements.), payouts related to higher commission revenues and additional personnel. Other expense increased mostly due to increases in four items; travel and entertainment expenses, soft dollar expenses, research and consulting and royalties related to POSIT(R) revenues. These four items not only represent the majority of the increase from 1992 to 1993, but these items also represent the majority of other expense. Interest expense increased due to increases in customer credit balances and stock loan balances related to the increase in stock borrow balances. Floor brokerage and clearing fees increased due to increased volumes of business executed on the various exchanges. Telecommunications and data processing services increased due to an increase in the number of offices. Occupancy and equipment rental expenses remained relatively unchanged as compared to the 1992 period.

     As a result of the above, earnings before income taxes and cumulative effect of change in accounting principle increased from $33.7 million in 1992 to $47.3 million in 1993. The $13.7 million increase was chiefly due to the increase in revenues from corporate finance activity and investment technology commissions.

     Earnings before cumulative effect of change in accounting principle were up 47% to $27.6 million, as compared to $18.7 million in the 1992 period. The effective tax rate was approximately 42% for 1993 compared to 44% for the 1992 period. An adjustment of prior years' estimated tax liabilities, to actual, resulted in the lower tax rate for the 1993 period.

     The cumulative effect of the change in accounting for income taxes required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" was a $1.4 million benefit. This increased net earnings to $28.9 million, which represents an increase of $10.2 million, or 55%, over the 1993 period.

     Primary earnings per share were $5.63 on 5.1 million shares in 1993 compared to $3.82 on 4.9 million shares in 1992. Fully diluted earnings per share were $4.88 on 6.2 million shares in 1993 compared to $3.08 on 6.7 million shares in 1992. The cumulative effect of the change in accounting principle increased earnings per share in 1993 by $.26 on primary shares and $.22 on fully diluted shares.

1992 COMPARED TO 1991

     Total revenues for 1992 increased $39.5 million, or 20%, as compared to 1991. The increase was primarily due to a $22.4 million, or 27%, increase in commission revenues. Principal transactions increased $16.4 million, or 23%, and corporate finance increased $7.1 million, or 43%, while interest revenues decreased $7.1 million, or 30%. The increase in commissions was across the board with notable increases in POSIT(R) and

QuantEX(R), the Company's computerized investment technology products. The increase in principal trading was mostly due to the Company's Over-The-Counter and International Convertible Departments. The increase in corporate finance resulted primarily from participation in a greater number of transactions. The decrease in interest revenues was due primarily to a decrease in interest rates, although customer margin debit balances also decreased.

     Total expenses for 1992 increased $23.7 million, or 13%, as compared to 1991. The increase in total expenses was due to an increase of $26.0 million, or 28%, in compensation and benefits, an increase of $2.2 million, or 19%, in floor brokerage and clearing fees, and an increase of $1.0 million, or 6%, in telecommunications and data processing services. These were partially offset by a decrease of $2.7 million, or 17%, in interest expense, a decrease of $2.2 million, or 7%, in other expense, and a decrease of $641,000, or 5%, in occupancy and equipment rental. Compensation and benefits increased mostly due to profitability-based compensation. In connection with the acquisition of Integrated Analytics Corporation ("IAC") in 1991, the Company hired certain employees of IAC. Several of these employees participate in a performance share plan consisting of a phantom equity interest in ITG as determined by a formula based primarily on ITG earnings and vesting requirements. The Company expensed approximately $3.6 million under this plan in 1992. For more information on the performance share plan, see notes 9 and 14 of Notes to Consolidated Financial Statements. Additionally, the increase in compensation and benefits related to increased commission revenues and increased headcount. Floor brokerage and clearing fees increased primarily because of increased volumes of business executed on the various exchanges. Telecommunications and data processing services increased due to increased trade volume and ongoing system development. Interest expense decreased due to lower interest rates. Other expense decreased mostly due to a reduction in bad debt and legal expenses. Occupancy and equipment rental decreased primarily due to a reduction in moving related expenses.

     As a result of the above, earnings before income taxes increased from $17.8 million in 1991 to $33.7 million in 1992. The $15.8 million increase in earnings was chiefly due to the increase in revenues from commissions and principal transactions.

     Net earnings were $18.7 million, an increase of $8.9 million, or 90%, compared to 1991. The effective tax rate was 44.4% in 1992 and 44.7% in 1991.

     Primary earnings per share were $3.82 on 4.9 million shares in 1992 compared to $1.74 on 5.7 million shares in 1991. Fully diluted earnings per share were $3.08 on 6.7 million shares in 1992 compared to $1.57 on 7.5 million shares in 1991.

LIQUIDITY AND CAPITAL RESOURCES

     A substantial portion of the Company's assets are liquid, consisting of cash or assets readily convertible into cash. The majority of securities positions (both long and short) in the Company's trading accounts are readily marketable and actively traded. Receivables from brokers and dealers are primarily current open transactions or securities borrowed transactions which can be settled or closed out within a few days. Receivables from customers, officers and directors include margin balances and amounts due on uncompleted transactions. Most of the Company's receivables are secured by marketable securities.

     The Company's assets are financed by equity capital, subordinated debt, customer free credit balances, bank loans and other payables. Bank loans represent secured and unsecured short-term borrowings (usually overnight) which are generally payable on demand. Secured bank loans are collateralized by a combination of customer, noncustomer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has letters of credit outstanding which are used in the normal course of business to satisfy various collateral requirements in lieu of depositing cash or securities.

     Jefferies is subject to the net capital requirements of the Commission, the NASD, the BSE, and the PSE, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies consistently has operated in excess of the minimum requirements. At December 31, 1993, Jefferies had regulatory net capital, after adjustments as required by the Commission's Uniform Net Capital Rule, of

$76.0 million, which exceeded the minimum net capital requirements by $66.8 million. At December 31, 1993, ITG had regulatory net capital, after adjustments as required by the Commission's Uniform Net Capital Rule, of $1.9 million, which exceeded the minimum net capital requirements by $1.7 million. At December 31, 1993, W & D had regulatory net capital, after adjustments as required by the Commission's Uniform Net Capital Rule, of $821,000, which exceeded the minimum net capital requirements by $671,000. Jefferies, ITG and W & D use the alternative method of calculating their regulatory net capital.

     In 1992, the Company repurchased 479,339 shares of its Common Stock at prices ranging from $14.375 to $19. Also in 1992, the Company exchanged $10.7 million of new subordinated 8 7/8% non-convertible notes, due 1997, for $10.7 million face amount of its 7% convertible subordinated notes due 2010, which were convertible into 466,521 shares of the Company's Common Stock. The new notes provide for mandatory redemption in 1995 and 1996 of one-third of the principal face amount, respectively. Although the exchange did not reduce the number of primary shares outstanding, it reduced the Company's fully diluted shares outstanding by approximately 7%.

     In October 1993, the Company called for redemption all of its 8 1/2% Convertible Subordinated Debentures and all of its 7% Convertible Subordinated Notes. Holders of $29,731,000 aggregate principal amount of 8 1/2% Convertible Subordinated Debentures and $1,690,000 aggregate principal amount of 7% Convertible Subordinated Notes elected to convert their securities into an aggregate of 1,366,092 shares of the Company's Common Stock. Also in 1993, the Company repurchased 351,837 shares of its Common Stock at prices ranging from $23.375 to $36.50.

     The repurchased shares of Common Stock are presently being held as treasury shares.

EFFECTS OF INFLATION

     Because the Company's assets are, to a large extent, liquid in nature, they are not significantly affected by inflation. Increases in the Company's expenses, such as employee compensation, rent and communications, due to inflation may not be readily recoverable in the prices of services offered by the Company. In addition, to the extent that inflation results in rising interest rates and has other adverse effects on securities markets and on the value of securities held in the inventory, it may adversely affect the Company's financial position and results of operations.

EFFECTS OF CHANGES IN FOREIGN CURRENCY RATES

     The Company maintains a foreign securities business in its foreign offices (London and Hong Kong) as well as in some of its domestic offices. Most of these activities are hedged by related foreign currency liabilities or by forward exchange contracts. However, the Company is still subject to some foreign currency risk. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in the Company's Consolidated Statement of Earnings) or a foreign currency translation adjustment to the Stockholders' Equity section of the Company's Consolidated Statement of Financial Condition.

     For an assessment of risk, see Part I, Item 1, Business sections "Principal Transactions," "Corporate Finance," "Interest," and "Competition" and see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations sections "Effects of Inflation" and "Effects of Changes in Foreign Currency Rates."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                         ------
Consolidated Financial Statements of Jefferies Group, Inc. and Subsidiaries
Report of Independent Auditors.........................................................     15
Consolidated Statements of Financial Condition as of December 31, 1993 and 1992........     16
Consolidated Statements of Earnings for the Three Years Ended December 31, 1993........     17
Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended
  December 31, 1993....................................................................     18
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1993......     19
Notes to Consolidated Financial Statements.............................................     20
Schedule IX: Short-Term Borrowings for the Three Years Ended December 31, 1993.........     35

                          INDEPENDENT AUDITORS REPORT

The Board of Directors and Stockholders
  JEFFERIES GROUP, INC.:

     We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of earnings, changes in stockholders equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements, the Company changed its accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standard Boards Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Los Angeles, California                                        KPMG PEAT MARWICK
January 28, 1994, except as to
  note 14 to the consolidated
  financial statements, which
  is as of March 15, 1994.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1993 AND 1992
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         1993          1992
                                                                       ---------     --------
ASSETS
Cash and cash equivalents..........................................   $   26,910     $ 25,078
Receivable from brokers and dealers................................    1,069,384      272,350
Receivable from customers, officers and directors..................      116,935       94,347
Securities owned...................................................      114,808      102,993
Premises and equipment.............................................       18,638       14,933
Other assets.......................................................       41,728       21,339
                                                                      ----------     --------
                                                                      $1,388,403     $531,040
                                                                      ----------     --------
                                                                      ----------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans.........................................................   $   45,928     $  --
Payable to brokers and dealers.....................................      615,216      147,614
Payable to customers...............................................      405,726      151,085
Securities sold, not yet purchased.................................       74,235       47,923
Accrued expenses and other liabilities.............................       92,772       46,858
                                                                      ----------     --------
                                                                       1,233,877      393,480
Subordinated debt..................................................        9,968       40,978
                                                                      ----------     --------
                                                                       1,243,845      434,458
                                                                      ----------     --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value. Authorized 1,000,000 shares;
     none issued...................................................       --            --
  Common stock, $.01 par value. Authorized 25,000,000 shares;
     issued 8,907,817 shares in 1993 and 8,865,252 shares in
     1992..........................................................           89           89
  Additional paid-in capita1.......................................       34,930       34,015
  Retained earnings................................................      146,949      118,994
Less:
     Treasury stock, at cost; 3,212,390 shares in 1993 and
      4,231,817 shares in 1992.....................................      (35,695)     (55,980)
     Currency translation adjustments..............................         (652)        (536)
     Additional minimum pension liability..........................       (1,063)       --
                                                                      ----------     --------
       Net stockholders' equity....................................      144,558       96,582
                                                                      ----------     --------
                                                                      $1,388,403     $531,040
                                                                      ----------     --------
                                                                      ----------     --------

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              1993          1992          1991
                                            ---------     ---------     ---------
Revenues:
  Commissions...........................    $ 138,133     $ 106,756     $  84,339
  Principal transactions................       83,361        86,364        69,972
  Corporate finance.....................       72,442        23,888        16,745
  Interest..............................       21,693        16,801        23,939
  Other.................................        2,512         1,632           955
                                            ---------     ---------     ---------
     Total revenues.....................      318,141       235,441       195,950
                                            ---------     ---------     ---------
Expenses:
  Compensation and benefits.............      167,546       118,253        92,294
  Floor brokerage and clearing fees.....       15,925        13,830        11,593
  Telecommunications and data processing
     services...........................       19,040        17,059        16,034
  Interest..............................       17,457        13,250        15,959
  Occupancy and equipment rental........       12,757        12,126        12,767
  Other.................................       38,072        27,254        29,458
                                            ---------     ---------     ---------
     Total expenses.....................      270,797       201,772       178,105
                                            ---------     ---------     ---------
     Earnings before income taxes and
       cumulative effect of change in
       accounting principle.............       47,344        33,669        17,845
Income taxes............................       19,755        14,937         7,975
                                            ---------     ---------     ---------
     Earnings before cumulative effect
       of change in accounting
       principle........................       27,589        18,732         9,870
Cumulative effect of change in
  accounting principle..................        1,358            --            --
                                            ---------     ---------     ---------
     Net earnings.......................    $  28,947     $  18,732     $   9,870
                                            ---------     ---------     ---------
                                            ---------     ---------     ---------
Primary earnings per share:
  Earnings before cumulative effect of
     change in accounting principle.....    $    5.37     $    3.82     $    1.74
  Cumulative effect of change in
     accounting principle...............          .26            --            --
                                            ---------     ---------     ---------
     Net earnings.......................    $    5.63     $    3.82     $    1.74
                                            ---------     ---------     ---------
                                            ---------     ---------     ---------
Fully diluted earnings per share:
  Earnings before cumulative effect of
     change in accounting principle.....    $    4.66     $    3.08     $    1.57
  Cumulative effect of change in
     accounting principle...............          .22            --            --
                                            ---------     ---------     ---------
     Net earnings.......................    $    4.88     $    3.08     $    1.57
                                            ---------     ---------     ---------
                                            ---------     ---------     ---------
Weighted average shares of common stock:
  Primary...............................    5,145,000     4,898,000     5,686,000
  Fully diluted.........................    6,177,000     6,694,000     7,520,000
                                            ---------     ---------     ---------
                                            ---------     ---------     ---------

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                                                                                       ADDITIONAL
                                  ADDITIONAL                                               CURRENCY     MINIMUM          NET
                                   PAID-IN     RETAINED                      DEFERRED     TRANSLATION   PENSION     STOCKHOLDERS'
                   COMMON STOCK    CAPITAL     EARNINGS   TREASURY STOCK   COMPENSATION   ADJUSTMENT   LIABILITY       EQUITY
                   ------------   ----------   --------   --------------   ------------   ----------   ----------   -------------
Balance, December
 31, 1990........      $ 83        $ 25,379    $92,423       $(28,679)       $ (2,759)     $ --         $    (77)     $  86,370
Exercise of stock
 options (53,863
 shares).........        --             606      --           --               --            --           --                606
Purchase of
 1,418,856 shares
 of treasury
 stock...........        --             --       --           (19,181)         --            --           --            (19,181)
Repayment of ESOP
 loan............        --             --       --           --                1,458        --           --              1,458
Net earnings.....        --             --       9,870        --               --            --           --              9,870
Dividends paid...        --             --      (1,115)       --               --            --           --             (1,115)
Additional
 minimum pension
 liability.......        --             --       --           --               --            --               77             77
                       ----       ----------   --------       -------          ------     ----------   ----------   -------------
Balance, December
 31, 1991........        83          25,985    101,178        (47,860)         (1,301)       --           --             78,085
Exercise of stock
 options (533,794
 shares).........         6           8,030      --           --               --            --           --              8,036
Purchase of
 479,339 shares
 of treasury
 stock...........        --             --       --            (8,120)         --            --           --             (8,120)
Repayment of ESOP
 loan............        --             --       --           --                1,301        --           --              1,301
Net earnings.....        --             --      18,732        --               --            --           --             18,732
Dividends paid...        --             --        (916)       --               --            --           --               (916)
Currency
 translation
 adjustment......        --             --       --           --               --              (536)      --               (536)
                       ----      ----------   --------       -------          ------     ----------   ----------   -------------
Balance, December
 31, 1992........        89          34,015    118,994        (55,980)         --              (536)      --             96,582
Exercise of stock
 options (42,565
 shares).........        --             885      --           --               --            --           --                885
Purchase of
 351,837 shares
 of treasury
 stock...........        --             --       --           (11,228)         --            --           --            (11,228)
Issuance of
 restricted stock
 (5,172
 shares).........        --             --       --                93          --            --           --                 93
Conversion of
 convertible debt
 into common
 shares
 (1,366,092
 shares).........        --              30      --            31,420          --            --           --             31,450
Additional
 minimum pension
 liability.......        --             --       --           --               --            --           (1,063)        (1,063)
Net earnings.....        --             --      28,947        --               --            --           --             28,947
Dividends paid...        --             --        (992)       --               --            --           --               (992)
Currency
 translation
 adjustment......        --             --       --           --               --              (116)      --               (116)
                       ----       ----------   --------       -------          ------     ----------   ----------   -------------
Balance, December
 31, 1993........      $ 89        $ 34,930   $146,949       $(35,695)       $ --              (652)    $ (1,063)     $ 144,558
                       ----       ----------   --------       -------          ------     ----------   ----------   -------------
                       ----       ----------   --------       -------          ------     ----------   ----------   -------------

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)

                                                                 1993        1992        1991
                                                               --------    --------    --------
Cash flows from operating activities:
  Net earnings..............................................   $ 28,947    $ 18,732    $  9,870
                                                               --------    --------    --------
  Adjustments to reconcile net earnings to net cash (used
     in) provided by operating activities:
     Depreciation and amortization..........................      6,665       6,080       5,131
     Deferred income taxes..................................     (7,438)     (1,103)     (1,533)
     (Increase) decrease in receivables:
       Brokers and dealers..................................   (797,034)     25,727     (13,282)
       Customers, officers and directors....................    (22,588)     22,507      75,728
     (Increase) decrease in securities owned................    (11,815)    (35,140)     18,838
     (Increase) decrease in other assets....................    (13,484)      5,365      (6,363)
     Increase (decrease) in payables:
       Brokers and dealers..................................    467,602     (28,928)    (75,021)
       Customers............................................    254,641      16,350      23,124
     Increase (decrease) in securities sold, not yet
       purchased............................................     26,312       1,724      (2,913)
     Increase in accrued expenses and other liabilities.....     45,507         652      12,862
                                                               --------    --------    --------
       Total adjustments....................................    (51,632)     13,234      36,571
                                                               --------    --------    --------
       Net cash (used in) provided by operating
          activities........................................    (22,685)     31,966      46,441
                                                               --------    --------    --------
Cash flows from financing activities:
  Net proceeds from (payments on) bank loans................     45,928      (5,686)    (21,576)
  Net proceeds (payments) from:
     Repurchase of treasury stock...........................    (11,228)     (8,120)    (19,181)
     Repayment of ESOP loan.................................      --          1,301       1,458
     Dividends paid.........................................       (992)       (916)     (1,115)
  Proceeds from exercise of stock options...................        885       8,036         606
  Issuance of restricted shares.............................         93       --          --
                                                               --------    --------    --------
       Net cash provided by (used in) financing
          activities........................................     34,686      (5,385)    (39,808)
                                                               --------    --------    --------
Cash flows from investing activities -- purchase of premises
  and equipment.............................................    (10,053)     (6,903)     (6,360)
                                                               --------    --------    --------
Effect of currency translation on cash......................       (116)       (536)      --
                                                               --------    --------    --------
       Net increase in cash and cash equivalents............      1,832      19,142         273
Cash and cash equivalents at beginning of year..............     25,078       5,936       5,663
                                                               --------    --------    --------
Cash and cash equivalents at end of year....................   $ 26,910    $ 25,078    $  5,936
                                                               --------    --------    --------
                                                               --------    --------    --------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest...............................................   $ 15,970    $ 13,282    $ 16,773
     Income taxes...........................................     20,112      16,007       7,637
                                                               --------    --------    --------
                                                               --------    --------    --------

Supplemental disclosure of noncash financing activities:
  In September 1993, the Company called for redemption of all of its then outstanding convertible subordinated debentures and notes. Holders of $29,731,000 face value of 8 1/2% Convertible Subordinated Debentures and $1,690,000 face value of 7% Convertible Subordinated Notes elected to convert their debentures and notes into 1,366,092 shares of the Company's Common Stock.
  In 1993, the Company recognized an additional minimum pension liability of $1,063,000 related to the Company's pension plan, which resulted in an increase to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity.

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1993 AND 1992

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. (Company) and all wholly owned subsidiaries, including Jefferies & Company, Inc. (Jefferies) and Investment Technology Group, Inc.
(ITG). The accounts of W & D Securities, Inc. (W & D) are also consolidated because of the nature and extent of the Company's ownership interest in W & D. The Company and its subsidiaries are primarily engaged in equity and taxable fixed income securities brokerage and trading. Operations of the Company include agency and principal transactions and other securities-related financial services.

     All significant intercompany accounts and transactions are eliminated in consolidation.

SECURITIES TRANSACTIONS

     Starting January 1, 1993, all securities transactions (related commission revenue and expense) are recorded on a trade-date basis, which does not materially differ from the Company's previously used settlement-date basis.

RECEIVABLE FROM, AND PAYABLE TO, CUSTOMERS, OFFICERS AND DIRECTORS

     Receivable from, and payable to, customers includes amounts receivable and payable on cash and margin transactions. Securities owned by customers and held as collateral for these receivables are not reflected in the accompanying consolidated financial statements. Receivable from officers and directors represents balances arising from their individual security transactions. Such transactions are subject to the same regulations as customer transactions.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     Securities owned and securities sold, not yet purchased, are valued at market value, and unrealized gains and losses are reflected in revenues from principal transactions.

PREMISES AND EQUIPMENT

     Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally five to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

AMORTIZATION OF INTANGIBLES

     The excess of cost over net assets acquired is amortized on a straight-line basis over ten years.

INCOME TAXES

     The Company files a consolidated U.S. Federal income tax return which includes all qualifying subsidiaries. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred income taxes are provided for temporary differences in reporting certain items, principally state income taxes, depreciation, deferred compensation and unrealized gains and losses on securities owned. Tax credits are recorded as a reduction of income tax expense when realized.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Effective January 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 statement of earnings.

     Pursuant to the deferred method under APB Opinion 11 which was applied in 1992 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

CASH AND CASH EQUIVALENTS

     The Company generally invests its excess cash in U.S. Treasury notes purchased under agreements to resell to a financial institution. At December 31, 1993 and 1992, such cash equivalents amounted to $4,500,000 and $4,000,000, respectively, and were held in the Company's safekeeping account at a bank. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days.

EARNINGS PER COMMON SHARE

     Primary earnings per share of common stock are computed by dividing net earnings by the average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share of common stock have been further adjusted for conversion of convertible subordinated debt, if dilutive.

FOREIGN CURRENCY TRANSLATION

     In accordance with SFAS 52, "Accounting for Foreign Currency Translation," the Company's foreign revenues, costs and expenses are translated at average current rates during each reporting period. Foreign currency transaction gains and losses are currently included in the statement of earnings. Gains and losses resulting from translation of financial statements are excluded from the statement of earnings and are recorded directly to a separate component of stockholders' equity.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's amounts to conform to the current year's presentation.

(2) ACQUISITION

     In 1991, the Company completed the acquisition of a controlling interest in Integrated Analytics Corporation (IAC), a developer and marketer of computer software for use in the securities industry, through stock purchases for $6,100,000 in cash. Excess of purchase price over the fair value of net assets acquired of $6,300,000 is being amortized using the straight-line method over ten years. At December 31, 1993, excess of

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

purchase price over net assets acquired remaining was $4,271,000 and is included in other assets. In connection with the acquisition, the Company also entered into an agreement with certain IAC employees providing for payment of compensation tied to the earnings of the Company's technology group. For more information regarding the agreement, see note 9.

(3) RECEIVABLE FROM, AND PAYABLE TO, CUSTOMERS, OFFICERS AND DIRECTORS

     The following is a summary of the major categories of receivables from customers, officers and directors as of December 31, 1993 and 1992 (in thousands of dollars):

                                                                            1993        1992
                                                                          --------     -------
Customers (net of allowance for uncollectible accounts of $829 in 1993
  and $1,686 in 1992).................................................    $115,578     $92,876
Officers and directors................................................       1,357       1,471
                                                                          --------     -------
                                                                          $116,935     $94,347
                                                                          --------     -------
                                                                          --------     -------

     Interest is paid on free credit balances in accounts of customers who have indicated that the funds will be used for investment at a future date. The rate of interest paid on such free credit balances varies between the thirteen-week treasury bill rate and 1% below that rate, depending upon the size of the customers' free credit balances.

     Uncollectible accounts expense amounted to $708,000, $1,080,000 and $2,338,000 for the years ended December 31, 1993, 1992 and 1991, respectively, and is included in other expense.

(4) SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 1993 and 1992:

                                                             1993                          1992
                                                   -------------------------     -------------------------
                                                                  SECURITIES                    SECURITIES
                                                                    SOLD,                         SOLD,
                                                   SECURITIES      NOT YET       SECURITIES      NOT YET
                                                     OWNED        PURCHASED        OWNED        PURCHASED
                                                   ----------     ----------     ----------     ----------
                                                                   (DOLLARS IN THOUSANDS)
Corporate equity securities....................     $  51,220       $66,910        $ 34,986       $43,290
High-yield securities..........................        34,105         5,193          33,856         4,070
Corporate debt securities......................        26,663         1,779          31,900           293
U.S. Government and agency obligations.........         2,637           --            2,001           --
Options........................................           183           353             250           270
                                                   ----------     ----------     ----------     ----------
                                                     $114,808       $74,235        $102,993       $47,923
                                                   ----------     ----------     ----------     ----------
                                                   ----------     ----------     ----------     ----------

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5) PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment as of December 31, 1993 and 1992 (in thousands of dollars):

                                                                            1993        1992
                                                                           -------     -------
Furniture, fixtures and equipment......................................    $30,708     $24,716
Leasehold improvements.................................................      5,995       4,933
                                                                           -------     -------
  Total................................................................     36,703      29,649
Less accumulated depreciation and amortization.........................     18,065      14,716
                                                                           -------     -------
                                                                           $18,638     $14,933
                                                                           -------     -------
                                                                           -------     -------

     Depreciation and amortization expense amounted to $4,350,000, $4,909,000 and $4,524,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

     Included in furniture, fixtures and equipment is leased computer and office equipment totaling $5,046,000 and related accumulated amortization of $2,927,000.

(6) BANK LOANS

     Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers' call loan rate. At December 31, 1993, secured and unsecured firm loans amounted to $25,928,000 and $20,000,000, respectively. The secured loans were fully collateralized by firm securities having a market value of $41,888,000. The Company did not have any loans outstanding at December 31, 1992.

(7) SUBORDINATED DEBT

     The following summarizes subordinated debt outstanding at December 31, 1993 and 1992 (in thousands of dollars):

                                                                             1993       1992
                                                                            ------     -------
8 1/2% Convertible Subordinated Debentures, due 2010....................    $ --       $29,741
7% Convertible Subordinated Notes, due 2010, less unamortized discount
  of $196 in 1992, effective rate of 8 1/2%.............................      --         1,494
8 7/8% Subordinated Notes, due 1997, less unamortized discount of $762
  and $987 in 1993 and 1992, respectively, effective rate of 12%........     9,968       9,743
                                                                            ------     -------
                                                                            $9,968     $40,978
                                                                            ------     -------
                                                                            ------     -------

     In 1992, the Company issued $10,730,000 face value of 8 7/8% Subordinated Notes in exchange for 7% Convertible Subordinated Notes having the same face value.

     In September 1993, the Company called for redemption of all of its then outstanding convertible subordinated debentures and notes. Holders of $29,731,000 face value of 8 1/2% Convertible Subordinated Debentures and $1,690,000 face value of 7% Convertible Subordinated Notes elected to convert their debentures and notes into 1,366,092 shares of the Company's Common Stock.

     Beginning October 1, 1995, the 8 7/8% Notes have sinking fund requirements to redeem $3,577,000 annually through October 1, 1997.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8) INCOME TAXES

     As discussed in note 1, the Company adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $1,358,000 is determined as of January 1, 1993 and is reported separately in the consolidated statement of earnings for the year ended December 31, 1993. Prior years financial statements have not been restated to apply the provisions of Statement 109.

     Total income tax expense for the year ended December 31, 1993 was allocated as follows (in thousands of dollars):

Income from continuing operations................................................    $19,755
Stockholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes and unpaid interest on
  conversion of debt to equity...................................................        177
                                                                                     -------
                                                                                     $19,932
                                                                                     -------
                                                                                     -------

     Income tax expense for the years ended December 31, 1993, 1992 and 1991 consists of the following:

                                                                 1993        1992        1991
                                                                -------     -------     -------
                                                                     (DOLLARS IN THOUSANDS)
Current:
  Federal...................................................    $19,407     $11,456     $ 6,866
  State and city............................................      7,786       4,584       2,642
                                                                -------     -------     -------
                                                                 27,193      16,040       9,508
                                                                -------     -------     -------
Deferred:
  Federal...................................................     (5,473)     (1,031)     (1,199)
  State and city............................................     (1,965)        (72)       (334)
                                                                -------     -------     -------
                                                                 (7,438)     (1,103)     (1,533)
                                                                -------     -------     -------
                                                                $19,755     $14,937     $ 7,975
                                                                -------     -------     -------
                                                                -------     -------     -------

     Income tax expense differed from the amounts computed by applying the Federal income tax rate of 35% for 1993 and 34% for 1992 and 1991 as a result of the following:

                                                 1993                1992                1991
                                            ---------------     ---------------     --------------
                                            AMOUNT      %       AMOUNT      %       AMOUNT     %
                                            -------   -----     -------   -----     ------   -----
                                                             (DOLLARS IN THOUSANDS)
Computed "expected" tax expense...........  $16,570   35.0%     $11,447   34.0%     $6,067   34.0%
Increase in income taxes resulting from:
  State and city income taxes, net of
     Federal income tax benefit...........    3,784    8.0        2,978    8.9       1,531    8.6
  Adjustment of estimated tax liabilities
     to actual............................   (1,094)  (2.3)       --       --         --      --
  Other, net..............................      495    1.0          512    1.5         377    2.1
                                            -------   -----     -------   -----     ------   -----
     Total tax expense....................  $19,755   41.7%     $14,937   44.4%     $7,975   44.7%
                                            -------   -----     -------   -----     ------   -----
                                            -------   -----     -------   -----     ------   -----

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For the years ended December 31, 1993, 1992 and 1991, deferred tax benefits of $7,438,000, $1,103,000 and $1,533,000 resulted from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below:

                                                                 1993        1992        1991
                                                                -------     -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Long-term compensation......................................    $(7,136)    $(1,585)    $ --
Lease reserves..............................................        518        (167)       (737)
Accounts receivable.........................................       (803)        413        (270)
State income taxes..........................................       (652)        264        (237)
Interest payable............................................        347        (317)      --
Other.......................................................        288         289        (289)
                                                                -------     -------     -------
                                                                $(7,438)    $(1,103)    $(1,533)
                                                                -------     -------     -------
                                                                -------     -------     -------

     The deferred tax benefit of $7,438,000 for the year ended December 31, 1993 included a $101,000 benefit from adjustments to deferred tax assets and liabilities for enacted changes in tax laws and rates.

     The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1993 are presented below (in thousands of dollars):

Deferred tax assets:
  Long-term compensation.........................................................    $ 9,319
  Lease reserves.................................................................        618
  Accounts receivable............................................................      1,449
  State income taxes.............................................................      1,285
  Net operating loss carryforward................................................        139
  Royalty income.................................................................        252
                                                                                     -------
     Total gross deferred tax assets.............................................     13,062
  Valuation allowance............................................................      --
                                                                                     -------
     Net deferred tax assets.....................................................     13,062
                                                                                     -------
Deferred tax liabilities:
  Notes payable..................................................................       (328)
  Securities inventories.........................................................       (459)
  Premises and equipment.........................................................       (192)
  Other..........................................................................        (28)
                                                                                     -------
     Total gross deferred tax liabilities........................................     (1,007)
                                                                                     -------
     Net deferred tax asset......................................................    $12,055
                                                                                     -------
                                                                                     -------

     There was no valuation allowance for deferred tax assets as of January 1, 1993 and no allowance added during the year ended December 31, 1993.

     Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. However, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Certain subsidiaries have net operating losses which cannot be used by other members of the consolidated group in the aggregate amount of $720,000. For Federal tax purposes, all net operating losses are due to expire in 2006.

(9) BENEFIT PLANS

PENSION PLAN

     The Company has a defined benefit pension plan which covers substantially all employees of the Company and its subsidiaries. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974.

     The following table sets forth the plans funded status and amounts recognized in the Company's accompanying consolidated statement of financial condition:

                                                                               DECEMBER 31
                                                                            ------------------
                                                                             1993        1992
                                                                            -------     ------
                                                                               (DOLLARS IN
                                                                                THOUSANDS)
Actuarial present value of benefit obligations -- accumulated benefit obligation, including vested benefits of $9,365 and $7,137 as of
  December 31, 1993 and 1992, respectively..............................    $ 9,894     $7,514
                                                                            -------     ------
                                                                            -------     ------
Projected benefit obligation for service rendered to date...............    $10,485     $8,311
Plan assets, at fair market value.......................................      8,135      6,705
                                                                            -------     ------
     Excess of the projected benefit obligation over plan assets........      2,350      1,606
Unrecognized prior service cost.........................................        657       --
Unrecognized net liabilities being recognized over 15 years.............       (343)      (387)
Unrecognized net loss...................................................     (1,968)      (507)
Adjustment to recognize minimum liability...............................      1,063         96
                                                                            -------     ------
     Pension liability included in other liabilities....................    $ 1,759     $  808
                                                                            -------     ------
                                                                            -------     ------

                                                                      YEAR ENDED DECEMBER 31
                                                                     -------------------------
                                                                     1993      1992      1991
                                                                     -----     -----     -----
Net pension cost included the following components:
  Service cost -- benefits earned during the period..............    $ 693     $ 589     $ 438
  Interest cost on projected benefit obligation..................      765       641       518
  Actual return on plan assets...................................     (909)     (823)     (816)
  Net amortization...............................................      409       431       507
                                                                     -----     -----     -----
     Net periodic pension cost...................................    $ 958     $ 838     $ 647
                                                                     -----     -----     -----
                                                                     -----     -----     -----

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.50% and 5.00%, respectively, in 1993 and 8.25% and 5.00%, respectively, in 1992. The expected long-term rate of return on assets was 8.40%.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK OPTION PLANS

     The Company has a qualified stock option plan pursuant to which it has reserved an aggregate of 700,000 shares of common stock for issuance upon the exercise of options to be granted under the plan to employees of the Company and its subsidiaries. Pursuant to a voluntary exchange in 1987, substantially all of the options originally issued under this plan were exchanged for nonqualified replacement options. Options under the plan are granted for terms of up to ten years at a price not less than 100% of fair market value at the date of the grant (five years and 110% of fair market value in the case of an employee owning more than 10% of the combined voting power of all classes of stock of the Company). Options granted under the qualified stock option plan are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1954.

     The Company has a nonqualified stock option plan pursuant to which it has reserved an aggregate of 650,000 shares of common stock for issuance upon the exercise of options granted under the plan to employees of the Company and its subsidiaries. The option price and period is determined by the Board of Directors or committee thereof and is not limited by the qualified stock option plan. Options granted under the nonqualified stock option plan are not intended to qualify as incentive stock options.

     Under the qualified and nonqualified stock option plans, tandem stock appreciation rights may be granted, permitting an employee to receive, in lieu of exercise of the related option, an amount equal to the difference between the value covered by the related option and the option exercise price.

     The following is a summary of the transactions under the stock option plans for the years ended December 31, 1993 and 1992:

                                                         1993                       1992
                                                -----------------------   ------------------------
                                                NUMBER                     NUMBER
                                                  OF                         OF
                                                SHARES     OPTION PRICE    SHARES     OPTION PRICE
                                                -------    ------------   --------    ------------
Stock options outstanding, beginning of
  year........................................  419,341    $11.00-17.75    881,325    $10.50-15.25
Stock options granted.........................  116,000     17.00-34.00    170,000     11.75-17.75
Stock options exercised.......................  (42,565)    11.00-17.00   (533,794)    10.50-13.27
Stock options canceled........................     (650)          11.00    (98,190)    11.00-15.25
                                                -------                   --------
Stock options outstanding, end of year........  492,126     11.00-34.00    419,341     11.00-17.75
                                                -------    ------------   --------    ------------
                                                -------    ------------   --------    ------------

     At December 31, 1993, 475,460 options were exercisable, and 116,039 options were available for future grants under the stock option plans. As of December 31, 1993, of the total options outstanding, 487,126 are nonqualified.

     In April 1992, ITG granted an option to certain key employees which allows the purchase of up to 10% of the equity interest in ITG for $2,000,000 through May 1995. This grant did not give rise to any compensation expense.

     Additionally, each director, who is not also an employee of the Company, has a nonqualified option to purchase 5,000 shares of the Company's Common Stock at exercise prices of $13.25 through $35.25 per share.

OTHER BENEFIT PLANS

     The Company incurs expenses related to various benefit plans covering substantially all employees, including an Employee Stock Ownership Plan (ESOP), an Employee Stock Purchase Plan (ESPP) and a

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

profit sharing plan, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code.

     During 1988, the Company established an ESOP which purchased 856,327 shares of its common stock for $9,000,000 funded by a loan from the Company. As of December 31, 1992, the balance of the loan had been paid. The loan was being repaid over five years at an annual interest rate of 8.02%. The Company made contributions to the ESOP sufficient to fund principal and interest payments. During 1992 and 1991, the ESOP repaid $1,301,000 and $1,458,000, respectively, of the outstanding balance substantially through a Company contribution.

     In 1993, the Parent created a Capital Accumulation Plan for certain officers and key employees of the Company. Participation in the plan is optional, with those who elect to participate agreeing to defer graduated percentages of their compensation.

     The Company made employee benefit plan contributions of $3,945,000 in 1993 and $1,654,000 and $1,799,000 in 1992 and 1991, respectively, which include the ESOP contributions as described above.

PERFORMANCE SHARE PLAN

     In connection with the 1991 acquisition of IAC, the Company has a Performance Share Plan awarding ownership in ITG in the form of a phantom equity interest to key employees, of which a 12.7% interest is outstanding at December 31, 1993. The plan covers a ten-year period ending December 31, 2001. The plan award, and related compensation expense, is calculated based on 9.6 times adjusted ITG earnings, less a strike price based on a total ITG valuation of $5.8 million. Employees can initiate redemption of up to 25% of granted shares per year on a noncumulative basis. The Company can call up to 15% of granted shares per year on a noncumulative basis, at a value based on 12 times adjusted ITG earnings.

     Adjusted ITG earnings consist of current year ITG net earnings ($3,389,000 in 1993) plus the after-tax effect of Performance Share Plan expense ($4,233,000 in 1993) and certain other items ($706,000 in 1993) and amounted to $8,328,000 in 1993. The Company has expensed approximately $7,559,000 under this plan in 1993, of which approximately $64,000 has been paid out for early redemption. The plan is fully vested at December 31, 1993.

     Assuming the Company does not intend to call the shares and there is no change in the amount of phantom shares outstanding, future compensation expense under the Performance Share Plan in any given year through 2001, net of tax, will be approximately 68% of the change in adjusted ITG earnings from the previous years adjusted ITG earnings. Therefore, in any given year between 1994 and 2001 there will only be additional compensation expense to the extent that adjusted earnings in that year exceed the previous years adjusted earnings. If the Company should decide to call some shares, compensation expense would increase, reflecting an adjusted earnings multiple equal to 12 times rather than
9.6 times earnings. See note 14 for subsequent event.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10) LEASES

     As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2004. Assets under capitalized leases are capitalized using interest rates appropriate at the inception of the lease. Future minimum lease payments for assets under capital leases at December 31, 1993 follow:

                                                                                     DOLLARS
                                                                                   IN THOUSANDS
                                                                                   ------------
1994...........................................................................       $1,537
1995...........................................................................        1,004
1996...........................................................................          571
1997...........................................................................           26
                                                                                   ------------
  Total minimum obligations....................................................        3,138
Less interest..................................................................          421
                                                                                   ------------
  Present value of minimum lease obligations...................................       $2,717
                                                                                   ------------
                                                                                   ------------

     Future minimum lease payments for all noncancelable operating leases at December 31, 1993 are as follows:

                                                                                     DOLLARS
                                                                                   IN THOUSANDS
                                                                                   ------------
1994...........................................................................      $  5,134
1995...........................................................................         5,275
1996...........................................................................         5,657
1997...........................................................................         5,664
1998...........................................................................         5,426
Thereafter.....................................................................        14,969
                                                                                   ------------
                                                                                   ------------

     Rental expense, net of subleases, for the Company was $5,118,000 in 1993, $5,110,000 in 1992 and $4,628,000 in 1991.

(11) OFF-BALANCE SHEET RISK

     In the normal course of business, the Company is involved in the execution, settlement and financing of various customer and principal securities transactions. Customer activities are transacted on a cash, margin or delivery-versus-payment basis. Securities transactions are subject to the risk of counterparty or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to change in the market value of the security through settlement date or to the extent of margin balances.

     The Company also has contractual commitments arising in the ordinary course of business for bank loans, stock loaned, securities sold, not yet purchased, repurchase agreements, future purchases and sales of foreign currency, securities transactions on a when-issued basis and underwriting. Each of these financial instruments contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of the contract amount. The settlement of these transactions is not expected to have a material effect upon the Company's accompanying consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In the normal course of business, Jefferies had letters of credit outstanding aggregating $21,145,000 at December 31, 1993 to satisfy various collateral requirements in lieu of depositing cash or securities.

(12) NET CAPITAL REQUIREMENTS

     As registered broker-dealers, Jefferies, ITG and W & D are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, ITG and W & D have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $150,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

     At December 31, 1993, Jefferies had net capital of $75,966,000, which was 17% of aggregate debit balances and $66,815,000 in excess of required net capital. At December 31, 1993, ITG had net capital of $1,852,000, which was $1,702,000 in excess of required net capital. At December 31, 1993, W & D had net capital of $821,000, which was $671,000 in excess of required net capital.

(13) CONTINGENCIES

     The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company's financial statements.

(14) SUBSEQUENT EVENTS

     The Company formed a new subsidiary (the ITG Holding Company) in March 1994 for the purpose of eventually holding 100% of the stock of ITG (stockholders' equity at December 31, 1993 of $13,049,000). On March 15, 1994, the ITG Holding Company filed with the Securities and Exchange Commission a Registration Statement for the offer of 3,700,000 shares of its common stock (which includes 450,000 shares subject to an overallotment option granted to the underwriters) in an initial public offering. The filing indicated an anticipated offering price of between $12 and $14 per share. Immediately prior to the consummation of the offering, the ITG Holding Company will issue 15,000,000 shares of its common stock in exchange for all 10,000,000 shares issued and outstanding of ITG common stock held by the Company. Following the offering, the Company will own 80.2% of the outstanding common stock of the ITG Holding Company.

     In addition, immediately prior to the offering, the ITG Holding Company will also issue a note in the amount of approximately $17,000,000 in payment of a dividend to the Company.

     In conjunction with the offering, certain management employment agreements, the Performance Share Plan and noncompensatory ITG stock options (as described in note 9), will be terminated in exchange for $40,500,000 in cash and the Company's Common Stock, based on an assumed offering price of $13.00 per share, of which $9,400,000 has been accrued at December 31, 1993. Any increase or decrease in the net proceeds of the offering upon determination of the actual offering price will result in an increase or decrease in such amount. Additionally, noncompensatory options to purchase 2,684,000 shares of the ITG Holding Company's common stock will be granted to senior management and other employees at an exercise price equal to the initial public offering price. The Company believes expense from the termination of the Performance Share Plan will be offset by gain from the offering.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Summarized financial information of ITG as of December 31, 1993 follows:

                                                                                     DOLLARS
                                                                                   IN THOUSANDS
                                                                                   ------------
                                       ASSETS
Cash and cash equivalents......................................................      $  6,010
Due from affiliates............................................................         4,686
Premises and equipment.........................................................           929
Other assets...................................................................         5,499
Deferred income taxes..........................................................         4,658
                                                                                   ------------
                                                                                     $ 21,782
                                                                                   ------------
                                                                                   ------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses..........................................      $  3,983
Due to affiliates..............................................................         3,144
Income taxes payable to affiliate..............................................         1,606
Stockholders' equity...........................................................        13,049
                                                                                   ------------
                                                                                     $ 21,782
                                                                                   ------------
                                                                                   ------------

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item will be contained in the Proxy Statement for the 1994 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item will be contained in the Proxy Statement for the 1994 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item will be contained in the Proxy Statement for the 1994 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item will be contained in the Proxy Statement for the 1994 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

                                                                                         PAGES
                                                                                         -----
(a)1.  FINANCIAL STATEMENTS
       Included in Part II of this report:
       Report of Independent Auditors................................................      15
       Consolidated Statements of Financial Condition................................      16
       Consolidated Statements of Earnings...........................................      17
       Consolidated Statements of Changes in Stockholders' Equity....................      18
       Consolidated Statements of Cash Flows.........................................      19
       Notes to Consolidated Financial Statements....................................      20
(a)2.  FINANCIAL STATEMENT SCHEDULES
       Included in Part IV of this report:
       Schedule IX: Short-Term Borrowings............................................      35

     All other Schedules are omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

(a)3.  EXHIBITS
         (3.1)   Amended Certificate of Incorporation is incorporated by reference to Exhibit
                 3.1 of the Registrant's Form 10-K filed for the fiscal year ended December 31,
                 1987.
         (3.2)   Amended By-Laws are incorporated by reference to Exhibit 3.2 of the
                 Registrant's Form 10-K filed for the fiscal year ended December 31, 1986.

         (4.1)   Specimen stock certificate of the Registrant is incorporated by reference to
                 Exhibit 4.1 to Registrant's Registration Statement on Form S-1 (No. 2-85950)
                 filed on August 18, 1983, including amendments thereto.
         (4.2)   Rights Agreement dated as of May 12, 1988, between the Registrant and the
                 First National Bank of Chicago relating to Preferred Share Purchase Rights including Form of Rights Certificate and Form of Summary of Rights is
                 incorporated by reference to Exhibit 1 of Registrant's Form 8-K filed on May
                 17, 1988.
        (10.1)   Incentive Compensation Plan for Frank E. Baxter, Chairman, President and Chief
                 Executive Officer, Jefferies Group, Inc. is incorporated by reference to
                 Exhibit 10.1 of Registrant's Form 10-K filed for the fiscal year ended
                 December 31, 1992.
        (10.2)   Agreement among Raymond L. Killian, Jr., Investment Technology Group, Inc. and
                 Jefferies Group, Inc., dated as of April 1, 1992 is incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K filed for the fiscal year ended
                 December 31, 1992.
        (10.3)*  Amendment to Agreement among Raymond L. Killian, Jr., Investment Technology
                 Group, Inc. and Jefferies Group, Inc. dated as of August 18, 1993.
       (10.3.1)  Form of Employment Agreement between Investment Technology Group, Inc. and
                 Raymond L. Killian, Jr. is incorporated by reference to Exhibit 10.3.2 of
                 Investment Technology Group, Inc.'s Registration Statement on Form S-1 (No.
                 33-76474) filed on March 15, 1994, including amendments thereto.
        (10.4)   Modified Compensation Agreement between David A. Sydorick, Jefferies Group,
                 Inc., and Jefferies & Company, Inc., dated as of November 9, 1992 is incorporated by reference to Exhibit 4.3 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.
        (10.5)*  Second Modified Compensation Agreement between David A. Sydorick, Jefferies
                 Group, Inc., and Jefferies & Company, Inc., dated as of February 1, 1994.
        (10.6)   Jefferies Group, Inc. 1983 Incentive Stock Option Plan filed as part of
                 Registrant's Registration Statement on Form S-8 (No. 2-94727) filed on
                 December 6, 1984.
        (10.7)   1985 Incentive Stock Option Plan of Jefferies Group, Inc. filed as part of
                 Registrant's Registration Statement on Form S-8 (No. 33-17065) filed on
                 September 8, 1987.
        (10.8)   Jefferies Group, Inc. 1985 Nonqualified Stock Option Plan filed as part of
                 Registrant's Registration Statement on Form S-8 (No. 33-17065) filed on
                 September 8, 1987.
        (10.9)*  Description of compensation arrangements for Named Executive Officers.
       (10.10)   Jefferies Group, Inc. 1993 Stock Ownership and Long-Term Incentive Plan filed as part of Registrant's Registration Statement on Form S-8 (No. 33-64490)
                 filed on June 15, 1993.
       (10.11)   Jefferies Group, Inc. Capital Accumulation Plan for Key Employees filed as part of Registrant's Registration Statement on Form S-8 (No. 33-64490) filed on June 15, 1993.
       (10.12)   Material contracts filed as part of Registrant's Registration Statement on
                 Form S-1 (No. 2-85950) filed on August 18, 1983, including amendments thereto.
       (10.13)   Material contracts filed as part of Registrant's Registration Statement on
                 Form S-1 filed on March 22, 1985 (No. 2-96596), including amendments thereto.
          (11)*  Statement of computation of per share earnings is attached hereto as Exhibit
                 11.
          (20)   Form of Letter to Shareholders dated May 24, 1988, announcing the adoption of the Stockholders Rights Plan is incorporated by reference to Exhibit 3 of
                 Registrant's Form 8-K filed on May 17, 1988.
          (21)   List of Subsidiaries of Registrant is incorporated by reference to Exhibit 22 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.
          (23)*  Consent by KPMG Peat Marwick to incorporate by reference its report dated
                 January 28, 1994, relating to the consolidated financial statements of
                 Jefferies Group, Inc. as of December 31, 1993.

- ---------------

*Filed herewith.

ALL OTHER EXHIBITS ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE.

     (b) No reports on Form 8-K have been filed by the Registrant.

     (c) Index to Exhibits.

     See list of exhibits at Item 14(a)3 above and exhibits following.

     Exhibits 10.1 to and including 10.11 are management contracts or compensatory plans or arrangements.

     (d) Financial Statement Schedules

     See list of Schedules at Item 14(a)2 above and schedules following.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                        DECEMBER 31, 1993, 1992 AND 1991

                                                             WEIGHTED
                                                             AVERAGE      MAXIXMUM                    WEIGHTED
                                                             INTEREST     MONTH-END      AVERAGE      AVERAGE
                              CATEGORY OF                    RATE ON       AMOUNT        AMOUNT       INTEREST
                               AGGREGATE                    BALANCE AT   OUTSTANDING   OUTSTANDING      RATE
                              SHORT-TERM     BALANCE AT       END OF     DURING THE    DURING THE    DURING THE
                              BORROWINGS    END OF PERIOD     PERIOD       PERIOD       PERIOD(1)    PERIOD(2)
                              -----------   -------------   ----------   -----------   -----------   ----------
Year ended December 31,
  1993 --
  Jefferies Group, Inc. and    Payable
     subsidiaries...........   to banks      $ 45,928,000      4.0%      $45,928,000   $10,906,000      3.9%
                                            -------------   ----------   -----------   -----------   ----------
                                            -------------   ----------   -----------   -----------   ----------
Year ended December 31,
  1992 --
  Jefferies Group, Inc. and    Payable
     subsidiaries...........   to banks      $          0     N/A        $38,200,000   $ 2,597,000      4.1%
                                            -------------   ----------   -----------   -----------   ----------
                                            -------------   ----------   -----------   -----------   ----------
Year ended December 31,
  1991 --
  Jefferies Group, Inc. and    Payable
     subsidiaries...........   to banks      $  5,686,000      5.6%      $17,721,000   $ 1,965,000      7.2%
                                            -------------   ----------   -----------   -----------   ----------
                                            -------------   ----------   -----------   -----------   ----------

- ---------------

(1) Computed by dividing the sum of the daily average balances for each month by 12 months in the year.

(2) Computed by dividing the actual interest expenses by the average amount outstanding during the period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JEFFERIES GROUP, INC.

                                          By          FRANK E. BAXTER
                                          -----------------------------------
Dated: March 31, 1994                             Frank E. Baxter, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                        DATE
- -------------------------------------  -------------------------------------   ---------------
           FRANK E. BAXTER             Chairman, Chief Executive Officer and   March 31, 1994
- -------------------------------------  President
           Frank E. Baxter

          ALAN D. BROWNING             Executive Vice President and Chief      March 31, 1994
- -------------------------------------  Financial Officer (Chief Financial
          Alan D. Browning             and Accounting Officer)

          RICHARD G. DOOLEY            Director                                March 31, 1994
- -------------------------------------
          Richard G. Dooley

          TRACY G. HERRICK             Director                                March 31, 1994
- -------------------------------------
          Tracy G. Herrick

         MICHAEL L. KLOWDEN            Director                                March 31, 1994
- -------------------------------------
         Michael L. Klowden

        FRANK J. MACCHIAROLA           Director                                March 31, 1994
- -------------------------------------
        Frank J. Macchiarola

           BARRY M. TAYLOR             Director                                March 31, 1994
- -------------------------------------
           Barry M. Taylor

           MARK A. WOLFSON             Director                                March 31, 1994
- -------------------------------------
           Mark A. Wolfson

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
 NUMBER                                   DESCRIPTION                                    PAGE
- --------     ----------------------------------------------------------------------  ------------
   (3.1)     Amended Certificate of Incorporation is incorporated by reference to
             Exhibit 3.1 of the Registrant's Form 10-K filed for the fiscal year ended December 31, 1987...............................................
   (3.2)     Amended By-Laws are incorporated by reference to Exhibit 3.2 of the
             Registrant's Form 10-K filed for the fiscal year ended December 31,
             1986..................................................................
   (4.1)     Specimen stock certificate of the Registrant is incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on
             Form S-1 (No. 2-85950) filed on August 18, 1983, including amendments thereto...............................................................
   (4.2)     Rights Agreement dated as of May 12, 1988, between the Registrant and the First National Bank of Chicago relating to Preferred Share
             Purchase Rights including Form of Rights Certificate and Form of
             Summary of Rights is incorporated by reference to Exhibit 1 of
             Registrant's Form 8-K filed on May 17, 1988...........................
  (10.1)     Incentive Compensation Plan for Frank E. Baxter, Chairman, President
             and Chief Executive Officer, Jefferies Group, Inc. is incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1992...................................
  (10.2)     Agreement among Raymond L. Killian, Jr., Investment Technology Group,
             Inc. and Jefferies Group, Inc., dated as of April 1, 1992 is incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.....................
  (10.3)*    Amendment to Agreement among Raymond L. Killian, Jr., Investment
             Technology Group, Inc. and Jefferies Group, Inc. dated as of August
             18, 1993..............................................................
(10.3.1)     Form of Employment Agreement between Investment Technology Group, Inc.
             and Raymond L. Killian, Jr. is incorporated by reference to Exhibit
             10.3.2 of Investment Technology Group, Inc.'s Registration Statement
             on Form S-1 (No. 33-76474) filed on March 15, 1994, including amendments thereto....................................................
  (10.4)     Modified Compensation Agreement between David A. Sydorick, Jefferies
             Group, Inc., and Jefferies & Company, Inc., dated as of November 9,
             1992 is incorporated by reference to Exhibit 4.3 of Registrant's Form
             10-K filed for the fiscal year ended December 31, 1992................
  (10.5)*    Second Modified Compensation Agreement between David A. Sydorick,
             Jefferies Group, Inc., and Jefferies & Company, Inc., dated as of
             February 1, 1994......................................................
  (10.6)     Jefferies Group, Inc. 1983 Incentive Stock Option Plan filed as part of Registrant's Registration Statement on Form S-8 (No. 2-94727) filed on December 6, 1984...................................................
  (10.7)     1985 Incentive Stock Option Plan of Jefferies Group, Inc. filed as part of Registrant's Registration Statement on Form S-8 (No. 33-17065)
             filed on September 8, 1987............................................
  (10.8)     Jefferies Group, Inc. 1985 Nonqualified Stock Option Plan filed as part of Registrant's Registration Statement on Form S-8 (No. 33-17065)
             filed on September 8, 1987............................................
  (10.9)*    Description of compensation arrangements for Named Executive
             Officers..............................................................
 (10.10)     Jefferies Group, Inc. 1993 Stock Ownership and Long-Term Incentive
             Plan filed as part of Registrant's Registration Statement on Form S-8
             (No. 33-64490) filed on June 15, 1993.................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
 NUMBER                                   DESCRIPTION                                    PAGE
- --------     ----------------------------------------------------------------------  ------------
 (10.11)     Jefferies Group, Inc. Capital Accumulation Plan for Key Employees
             filed as part of Registrant's Registration Statement on Form S-8 (No.
             33-64490) filed on June 15, 1993......................................
 (10.12)     Material contracts filed as part of Registrant's Registration
             Statement on Form S-1 (No. 2-85950) filed on August 18, 1983, including amendments thereto..........................................
 (10.13)     Material contracts filed as part of Registrant's Registration
             Statement on Form S-1 filed on March 22, 1985 (No. 2-96596), including amendments thereto....................................................
    (11)*    Statement of computation of per share earnings is attached hereto as
             Exhibit 11............................................................
    (20)     Form of Letter to Shareholders dated May 24, 1988, announcing the adoption of the Stockholders Rights Plan is incorporated by reference to Exhibit 3 of Registrant's Form 8-K filed on May 17, 1988...........
    (21)     List of Subsidiaries of Registrant is incorporated by reference to
             Exhibit 22 of Registrant's Form 10-K filed for the fiscal year ended
             December 31, 1992.....................................................
    (23)*    Consent by KPMG Peat Marwick to incorporate by reference its report dated January 28, 1994, relating to the consolidated financial statements of Jefferies Group, Inc. as of December 31, 1993...........

- ---------------

*Filed herewith.