Form 10-Q
period 1994-03-25
JEFFERIES GROUP INC
filed 1994-05-06
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 25, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________


                         Commission file number 0-11669



                             JEFFERIES GROUP, INC.
   __________________________________________________________________________
             (Exact name of registrant as specified in its charter)



           DELAWARE                                   95-2848406
- - -------------------------------              -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


  11100 Santa Monica Boulevard, Los Angeles, California        90025
- - --------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:    (310) 445-1199

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No [ ]


As of March 25, 1994, the Registrant had 5,745,043 common shares, $.01 par value, outstanding.





                               Page 1 of 17 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 25, 1994


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statements of Financial Condition -
          March 25, 1994 (unaudited) and December 31, 1993                3

          Consolidated Statements of Earnings - Three Months
          Ended March 25, 1994 (unaudited) and March 26, 1993
          (unaudited)                                                     4

          Consolidated Statements of Changes in Stockholders'
          Equity - Three Months Ended March 25, 1994 (unaudited)          5

          Consolidated Statements of Cash Flows - Three Months
          Ended March 25, 1994 (unaudited) and March 26, 1993
          (unaudited)                                                     6

          Notes to Consolidated Financial Statements (unaudited)          8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            12

PART II. - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                               15





                               Page 2 of 17 Pages

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                               March 25,          December 31,
                                                                                 1994                 1993
                                                                              ----------           ----------
ASSETS                                                                        (unaudited)
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .         $   23,678           $   26,910
Receivable from brokers and dealers . . . . . . . . . . . . . . . . .          1,101,139            1,069,384
Receivable from customers, officers and directors . . . . . . . . . .            122,903              116,935
Securities owned  . . . . . . . . . . . . . . . . . . . . . . . . . .            133,823              114,808
Premises and equipment  . . . . . . . . . . . . . . . . . . . . . . .             19,860               18,638
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             39,169               41,728
                                                                              ----------           ----------
                                                                              $1,440,572           $1,388,403
                                                                              ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     --             $   45,928
Payable to brokers and dealers  . . . . . . . . . . . . . . . . . . .            696,382              615,216
Payable to customers  . . . . . . . . . . . . . . . . . . . . . . . .            429,792              405,726
Securities sold, not yet purchased  . . . . . . . . . . . . . . . . .             70,171               74,235
Accrued expenses and other liabilities  . . . . . . . . . . . . . . .             82,958               92,772
                                                                              ----------           ----------
                                                                               1,279,303            1,233,877
Subordinated debt . . . . . . . . . . . . . . . . . . . . . . . . . .             10,027                9,968
                                                                              ----------           ----------
                                                                               1,289,330            1,243,845
                                                                              ----------           ----------
Stockholders' equity:
    Preferred stock, $.01 par value.
      Authorized 1,000,000 shares; none issued  . . . . . . . . . . .                --                  --
    Common stock $.01 par value.
      Authorized 25,000,000 shares; issued
      8,979,930 shares in 1994 and 8,907,817
      shares in 1993  . . . . . . . . . . . . . . . . . . . . . . . .                 90                   89
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . .             36,983               34,930
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .            152,497              146,949
    Less treasury stock, at cost; 3,234,887 shares
      in 1994; and 3,212,390 shares in 1993 . . . . . . . . . . . . .            (36,648)             (35,695)
    Less currency translation adjustments . . . . . . . . . . . . . .               (617)                (652)
    Less additional minimum pension liability . . . . . . . . . . . .             (1,063)              (1,063)
                                                                              ----------           ----------
        Total stockholders' equity  . . . . . . . . . . . . . . . . .            151,242              144,558
                                                                              ----------           ----------
                                                                              $1,440,572           $1,388,403
                                                                              ==========           ==========

        See accompanying notes to consolidated financial statements.





                               Page 3 of 17 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             For The Three Months Ended
                                                                             ---------------------------
                                                                              March 25,        March 26,
                                                                                1994             1993
                                                                             ----------       ----------
Revenues:
  Commissions   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   39,654       $   31,205
  Principal transactions  . . . . . . . . . . . . . . . . . . . . . . .          17,654           25,582
  Corporate finance   . . . . . . . . . . . . . . . . . . . . . . . . .           8,875            7,655
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,338            3,526
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,169              380
                                                                             ----------       ----------
      Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . .          75,690           68,348
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .           6,488            2,894
                                                                             ----------       ----------
  Revenues, net of interest expense   . . . . . . . . . . . . . . . . .          69,202           65,454
                                                                             ----------       ----------
Non-interest expenses:
  Compensation and benefits   . . . . . . . . . . . . . . . . . . . . .          36,617           36,588
  Floor brokerage and clearing fees   . . . . . . . . . . . . . . . . .           4,399            3,626
  Telecommunications and data processing services   . . . . . . . . . .           4,504            4,091
  Occupancy and equipment rental  . . . . . . . . . . . . . . . . . . .           3,356            3,051
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,080            6,827
                                                                             ----------       ----------
      Total non-interest expenses   . . . . . . . . . . . . . . . . . .          58,956           54,183
                                                                             ----------       ----------
      Earnings before income taxes and
        cumulative effect of change in accounting
        principle   . . . . . . . . . . . . . . . . . . . . . . . . . .          10,246           11,271

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,407            4,005
                                                                             ----------       ----------
      Earnings before cumulative effect of change
        in accounting principle   . . . . . . . . . . . . . . . . . . .      $    5,839       $    7,266

Cumulative effect on prior years of change in
  accounting principle  . . . . . . . . . . . . . . . . . . . . . . . .            --              1,358
                                                                             ----------       ----------
Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    5,839       $    8,624
                                                                             ==========       ==========
Earnings per share of common stock:
  Primary earnings per share -
      Earnings before cumulative effect of change
        in accounting principle   . . . . . . . . . . . . . . . . . . .      $      .95       $     1.46
      Cumulative effect on prior years of change
        in accounting principle   . . . . . . . . . . . . . . . . . . .            --                .27
                                                                             ----------       ----------
      Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .      $      .95       $     1.73
                                                                             ==========       ==========
  Fully diluted earnings per share -
      Earnings before cumulative effect of change
        in accounting principle   . . . . . . . . . . . . . . . . . . .      $      .95       $     1.20
      Cumulative effect on prior years of change
        in accounting principle   . . . . . . . . . . . . . . . . . . .            --                .21
                                                                             ----------       ----------
      Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .      $      .95       $     1.41
                                                                             ==========       ==========
Weighted average shares of common stock:
    Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,051,000        4,971,000
    Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,075,000        6,367,000

          See accompanying notes to consolidated financial statements.





                               Page 4 of 17 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 25, 1994
                             (DOLLARS IN THOUSANDS)

                                                            Currency    Add'l     Total
                          Additional                         Trans-    Minimum    Stock-
                   Common  Paid-in    Retained   Treasury    lation    Pension   holders'
                    Stock  Capital    Earnings    Stock    Adjustment Liability   Equity
                   ------ ---------- ---------- ---------- ---------- --------- ----------
Balance,
 December 31, 1993. $ 89   $ 34,930   $146,949   $(35,695)  $   (652)  $ (1,063) $144,558

Exercise of stock
 options
 (82,113 shares)..     1      2,053                   145                           2,199

Purchase of 35,925
 shares of treasury
 stock.............                                (1,201)                         (1,201)

Capital Accum-
ulation Plan
distribution
(3,428 shares).....                                   103                             103

Cash dividends,
 $.05 per share....                       (291)                                      (291)

Translation adjust-
 ment..............                                               35                   35

Net earnings.......                      5,839                                      5,839
                    -----  ---------  ---------  ---------  ---------  --------- ---------
Balance,
 March 25, 1994.... $ 90   $ 36,983   $152,497   $(36,648)  $   (617)  $ (1,063) $151,242
                    =====  =========  =========  =========  =========  ========= =========


          See accompanying notes to consolidated financial statements.





                               Page 5 of 17 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                         For The Three Months Ended
                                                                         --------------------------
                                                                          March 25,       March 26,
                                                                            1994             1993
                                                                          --------        ---------
Cash flows from operating activities:
    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  5,839        $   8,624
                                                                          --------        ---------
    Adjustments to reconcile net earnings to net
      cash provided (used) by operations:
      Depreciation and amortization . . . . . . . . . . . . . . . . . .      1,686            1,520
      (Increase) decrease in receivables:
        Brokers and dealers . . . . . . . . . . . . . . . . . . . . . .    (31,755)         (84,140)
        Customers, officers and directors . . . . . . . . . . . . . . .     (5,968)         (20,244)
      (Increase) decrease in securities owned . . . . . . . . . . . . .    (19,015)         (23,852)
      (Increase) decrease in other assets . . . . . . . . . . . . . . .      2,559           (8,629)
      Increase (decrease) in operating payables:
        Brokers and dealers . . . . . . . . . . . . . . . . . . . . . .     81,166           31,553
        Customers . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,066           52,778
      Increase (decrease) in securities sold, not
        yet purchased . . . . . . . . . . . . . . . . . . . . . . . . .     (4,064)          25,349
      Increase (decrease) in accrued expenses and
        other liabilities . . . . . . . . . . . . . . . . . . . . . . .     (9,814)          14,299
                                                                          --------        ---------
                Total adjustments . . . . . . . . . . . . . . . . . . .     38,861          (11,366)
                                                                          --------        ---------
                Net cash provided (used) by
                  operating activities  . . . . . . . . . . . . . . . .     44,700           (2,742)
                                                                          --------        ---------

                            Continued on next page.


          See accompanying notes to consolidated financial statements.





                               Page 6 of 17 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                              For The Three Months Ended
                                                                              --------------------------
                                                                               March 25,        March 26,
                                                                                 1994             1993
                                                                               --------         --------
Cash flows from financing activities:
      Net proceeds (payments) from bank loans . . . . . . . . . . . . .         (45,928)            --
      Net payments for:
        Repurchase of treasury stock  . . . . . . . . . . . . . . . . .          (1,201)            (355)
        Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .            (291)            (231)
      Distribution of CAP plan shares . . . . . . . . . . . . . . . . .             103              --
      Proceeds from exercise of stock options . . . . . . . . . . . . .           2,199               29
                                                                               --------         --------

                Net cash provided (used) by
                  financing activities  . . . . . . . . . . . . . . . .         (45,118)            (557)
                                                                               --------         --------
Cash flows from investing activities -
      purchase of premises and equipment  . . . . . . . . . . . . . . .          (2,849)          (2,056)
                                                                               --------         --------
Effect of foreign currency translation on cash  . . . . . . . . . . . .              35              (65)
                                                                               --------         --------
                Net increase (decrease) in cash
                  and cash equivalents  . . . . . . . . . . . . . . . .          (3,232)          (5,420)

Cash and cash equivalents - beginning of period . . . . . . . . . . . .          26,910           21,078
                                                                               --------         --------
Cash and cash equivalents - end of period . . . . . . . . . . . . . . .        $ 23,678         $ 15,658
                                                                               ========         ========
Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  6,495         $  1,665
                                                                               ========         ========
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  7,531         $  1,431
                                                                               ========         ========



See accompanying notes to consolidated financial statements.





                               Page 7 of 17 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

CONSOLIDATED FINANCIAL STATEMENTS

  The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all wholly owned subsidiaries, including Jefferies & Company, Inc. (Jefferies) and Investment Technology Group, Inc. (ITG). The accounts of W & D Securities, Inc. (W & D) are also consolidated because of the nature and extent of the Company's ownership interest in W & D. Jefferies Group, Inc. and its subsidiaries are engaged in securities brokerage and trading, corporate finance and other financial services. The term "Company" refers, unless the context requires otherwise, to Jefferies Group, Inc., its subsidiaries, predecessor entities, and W & D.

  All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim period and should be read in conjunction with the Company's annual report for the year ended December 31, 1993.

SECURITIES TRANSACTIONS

  The Company records its commission and principal transaction revenues and related expenses on a trade date basis.

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

  The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 25, 1994:

                                                                                (Dollars in Thousands)
                                                                              --------------------------
                                                                                              Securities
                                                                                                 Sold
                                                                              Securities        Not Yet
                                                                                Owned          Purchased
                                                                              ---------         --------
      Corporate equity securities   . . . . . . . . . . . . . . . . . .       $  61,368         $ 56,637
      High-yield securities   . . . . . . . . . . . . . . . . . . . . .          40,989           10,049
      Corporate debt securities   . . . . . . . . . . . . . . . . . . .          28,622            3,389
      U.S. Government and Agency obligations  . . . . . . . . . . . . .           2,767              --
      Options   . . . . . . . . . . . . . . . . . . . . . . . . . . . .              77               96
                                                                              ---------         --------
                                                                              $ 133,823         $ 70,171
                                                                              =========         ========

  In the regular course of its business, Jefferies takes securities positions as a market-maker to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, Jefferies exposes its own capital to the risk of fluctuations in market value. Trading profits (or losses) depend primarily upon the skills of the employees engaged in market-making and position taking, the amount of capital allocated to positions in securities and the general trend of prices in the securities markets.

  Jefferies monitors its risk by maintaining its securities positions at or below certain pre-established levels. These levels reduce certain opportunities to realize profits in the event that the value of such securities increases. However, they also reduce the risk of loss in the event of a decrease in such value and result in controlled interest costs incurred on funds provided to maintain such positions.





                               Page 8 of 17 Pages

  The Jefferies' Capital Division includes the activities of the Corporate Finance Department and the Taxable Fixed Income Division. The Taxable Fixed Income Division trades high grade and non-investment grade public and private debt securities. The Division specializes in trading and making markets in over 300 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are generally available from a small number of dealers.

INCOME TAXES

  In 1993, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

NET CAPITAL REQUIREMENTS

  As registered broker-dealers, Jefferies, W & D and ITG are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, W & D and ITG have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $200,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

  Net capital changes from day to day, but as of March 25, 1994, Jefferies' net capital of $66.0 million exceeded its minimum net capital requirements by $56.2 million. ITG's net capital of $3.8 million exceeded its minimum net capital requirements by $3.6 million. W & D's net capital of $750,000 exceeded its minimum net capital requirements by $550,000.

QUARTERLY DIVIDENDS

  In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

                            1st Qtr.
     1994..................   $.05
     1993..................   $.05

OFF-BALANCE SHEET RISK

  In the normal course of business, the Company is involved in the execution, settlement and financing of various customer and principal securities transactions. Customer activities are transacted on a cash, margin or





                              Page 9 of 17 Pages
delivery-versus-payment basis. Securities transactions are subject to the risk of counterparty or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to change in the market value of the security through settlement date or to the extent of margin balances.

  The Company also has contractual commitments arising in the ordinary course of business for bank loans, stock loaned, securities sold, not yet purchased, repurchase agreements, future purchases and sales of foreign currency, security transactions on a when-issued basis and underwriting. Transactions in these financial instruments contain varying degrees of off-balance sheet risk as the market values of the securities underlying the financial instruments may be in excess of the contract amount. The settlement of these transactions is not expected to have a material effect upon the Company's accompanying consolidated financial statements.

  In the normal course of business, the Company had letters of credit outstanding aggregating $22.2 million at March 25, 1994, to satisfy various collateral requirements in lieu of depositing cash or securities.

SUBSEQUENT EVENT - INVESTMENT TECHNOLOGY GROUP, INC. INITIAL PUBLIC OFFERING

  In March, 1994, the Company formed a new subsidiary, Investment Technology Group, Inc. (the "ITG Holding Company") for the purpose of eventually holding 100% of the stock of the broker-dealer subsidiary Investment Technology Group, Inc. whose name was then changed to ITG Inc.

  On March 15, 1994, the ITG Holding Company filed with the Securities and Exchange Commission a Registration Statement with respect to the offer of 3,700,000 shares of its common stock (which includes 450,000 shares subject to an over-allotment option granted to the underwriters), in an initial public offering (the "Offering"). The filing indicated an anticipated offering price of between $12 and $14 per share. Immediately prior to the consummation of the offering, the ITG Holding Company will issue 15,000,0000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of ITG Inc. held by the Company. As a result of these transactions, ITG Inc. will become a wholly-owned subsidiary of the ITG Holding Company which will become a wholly-owned subsidiary of the Company. Following the offering, the Company will own 82.2% of the outstanding common stock of the ITG Holding Company.

  Immediately prior to the Offering, the ITG Holding Company declared a dividend payable to its sole stockholder, the Company, in an amount of $17.0 million, which dividend was paid by the issuance of a note in the full amount of such dividend and may be increased or decreased based on the actual proceeds of the Offering. Any future payment of dividends will be at the discretion of the ITG Holding Company's Board of Directors and will depend on the ITG Holding Company's financial condition, results of operations, capital requirements and other factors deemed relevant by such Board of Directors. However, the ITG Holding Company anticipates that all future earnings will be retained by the ITG Holding Company for working capital and that the ITG Holding Company will not pay any dividends to its stockholders.

  In addition, immediately prior to the Offering, the ITG Holding Company entered into an intercompany borrowing agreement with the Company permitting the borrowing by the ITG Holding Company of up to $15,000,000. Any outstanding balance will be due March 31, 1999 and will accrue interest at 1.75% above the one month London Interbank Offering Rate.

  On May 3, 1994, the Registration Statement went effective and an underwriting agreement was signed with an offering price of $13 per share.





                              Page 10 of 17 Pages

SUBSEQUENT EVENT - JEFFERIES GROUP, INC. ISSUES $50,000,000 IN SENIOR NOTES

  In April, 1994, Jefferies Group, Inc. issued $50,000,000 face value of 8.875% Senior Notes due 2004 (the "Notes") in a private placement. The Notes were issued at a price equal to 98.6047% of the principal amount and mature on May 1, 2004. The Notes pay interest semi-annually on May 1 and November 1. The Notes will be senior unsecured obligations of Jefferies Group, Inc., and will rank pari passu in right of payment with all existing and future senior indebtedness and senior in right of payment to all subordinated indebtedness of Jefferies Group, Inc.





                              Page 11 of 17 Pages

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER 1994 VERSUS FIRST QUARTER 1993

  Revenues, net of interest expense, increased $3.7 million, or 6%, in the first quarter of 1994 compared to the same prior year period. The increase was due primarily to an $8.4 million, or 27%, increase in commissions, a $1.2 million, or 16%, increase in corporate finance, a $1.2 million increase in net interest income (interest revenues less interest expense) and a $789,000 increase in other revenues. These increases were partially offset by a $7.9 million, or 31%, decrease in principal transactions. Commission revenues increased mostly due to higher commission revenues in the Equity Division and the Investment Technology Group. Corporate finance revenues increased due to an increase in underwriting fees. Net interest income increased as the $4.8 million increase in interest revenues exceeded the $3.6 million increase in interest expense. Interest revenues increased due to interest on higher stock borrow and customer margin balances. The related increases in interest on stock loan and customer short balances only partially offset the higher interest revenues. Partially offsetting the increase in interest expense was the elimination of interest on the Company's convertible debt securities, which were converted into shares of the Company's Common Stock late in 1993. Other revenues increased due mostly to foreign currency transaction gains. Revenues from principal transactions declined primarily due to decreased Taxable Fixed Income Division trading revenues.

  Total non-interest expenses increased $4.8 million, or 9%, in the first quarter of 1994 compared to the same prior year period. Other expense increased $3.3 million, or 48%, primarily due to higher trade volume and business expansion and includes increased expenses in soft dollar, marketing, research, software royalties, reserves and corporate finance finder fees.
Floor brokerage and clearing fees increased $773,000, or 21%, due to increased volumes of business executed on the various exchanges. Telecommunications and data processing services increased $413,000, or 10%, due to higher trade volume and business expansion. Occupancy and equipment rental increased $305,000, or 10%, due to business expansion. Compensation and benefits remained relatively unchanged from last year. An increase in commissions paid and salaries was offset by a decrease in profitability based compensation.

  As a result of the above, earnings before income taxes and cumulative effect of change in accounting principle were down $1.0 million, or 9%.


  Earnings before cumulative effect of change in accounting principle were down 20% to $5.8 million, as compared to $7.3 million in the 1993 period. The effective tax rate was approximately 43% in the first quarter of 1994 compared to approximately 36% in the 1993 period. The 1993 quarter included a $1.1 million adjustment of prior years' estimated tax liabilities to actual which resulted in a lower tax rate for 1993.

  The cumulative effect of the change in accounting for income taxes required by SFAS 109 was a $1.4 million benefit in 1993. This increased 1993's net earnings to $8.6 million.

  Primary earnings per share were $.95 in the first quarter of 1994 on 6,051,000 shares compared to $1.73 in the 1993 period on 4,971,000 shares. Primary shares increased largely due to the conversion, late in 1993, of $29,731,000 aggregate principal amount of 8 1/2% Convertible Subordinated Debentures and $1,690,000 aggregate principal amount of 7% Convertible Subordinated Notes into an aggregate of 1,366,092 shares of the Company's Common Stock. Fully diluted earnings per





                              Page 12 of 17 Pages
share were $.95 in the first quarter of 1994 on 6,075,000 shares compared to $1.41 in the 1993 period on 6,367,000 shares. The cumulative effect of the change in accounting principle increased 1993's earnings per share for the first quarter by $.27 on primary shares and $.21 on fully diluted shares.

  During the first quarter of 1994, the Company repurchased 35,925 shares of its common stock versus repurchases of 15,000 shares for the comparable 1993 period.





                              Page 13 of 17 Pages

  The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a breakdown of total revenues by division for the three months ended March 25, 1994 and March 26, 1993.

                                                               For the Three Months Ended
                                                         --------------------------------------
                                                         March 25, 1994          March 26, 1993
                                                         --------------          --------------
                                                                   % of                     % of
                                                                   Total                    Total
                                                       Amount     Revenues      Amount     Revenues
                                                       ------     --------      ------     --------
                                                                  (Dollars in Thousands)
  Equity Division   . . . . . . . . . . . . . . .      $29,878       40%        $26,665       39%
  International Division  . . . . . . . . . . . .        9,880       13           7,450       11
  Capital Division  . . . . . . . . . . . . . . .       12,378       16          18,805       28
  Investment Technology Group   . . . . . . . . .       14,249       19          10,491       15
  Convertible Division  . . . . . . . . . . . . .        1,838        2           2,819        4
  Other Unallocated Revenues  . . . . . . . . . .        7,467       10           2,118        3
                                                       -------      ---         -------      ---
  Total revenues  . . . . . . . . . . . . . . . .      $75,690      100%        $68,348      100%
                                                       ========     ===         =======      ===





                              Page 14 of 17 Pages

                          PART II.  OTHER INFORMATION
                   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

           11.   Computation of Earnings Per Share
                 (Page 16 attached)

  (b) Reports on Form 8-K.

           There were no reports filed on Form 8-K during the quarter ended March 25, 1994.





                              Page 15 of 17 Pages

                                   EXHIBIT 11

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
              (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                                                     For The
                                                                                Three Months Ended
                                                                             ------------------------
                                                                             March 25,      March 26,
                                                                               1994           1993*
                                                                             ---------      ---------
Common stock and common stock
  equivalents:
   Average common stock outstanding . . . . . . . . . . . . . . . . . .         5,721         4,628
   Common stock equivalent shares
     related to employee stock
     options and restricted stock . . . . . . . . . . . . . . . . . . .           330           343
                                                                              -------       -------

     Total average common stock and
       common stock equivalents
       used for primary computation . . . . . . . . . . . . . . . . . .         6,051         4,971

Average common stock assumed issued
  pursuant to convertible
  subordinated debentures and an
  adjustment of average common
  stock equivalents to period-end
  market price, if higher than
  average price . . . . . . . . . . . . . . . . . . . . . . . . . . . .            24         1,396
                                                                              -------       -------
     Total average common stock,
      common stock equivalents
      and other dilutive securities . . . . . . . . . . . . . . . . . .         6,075         6,367
                                                                              =======       =======

Earnings:
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 5,839       $ 8,624
  Adjustment to subsidiary earnings - common stock
    equivalents on subsidiary   . . . . . . . . . . . . . . . . . . . .            90          --
                                                                              -------        ------

     Total earnings for
      primary computation . . . . . . . . . . . . . . . . . . . . . . .         5,749         8,624

Eliminate interest expense (net of
  taxes) on convertible
  subordinated debentures . . . . . . . . . . . . . . . . . . . . . . .          --             371
                                                                              -------       -------
     Total earnings for
      fully diluted computation . . . . . . . . . . . . . . . . . . . .       $ 5,749       $ 8,995
                                                                              =======       =======
Earnings per share:
  Primary   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   .95       $  1.73
                                                                              =======       =======
  Fully diluted   . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   .95       $  1.41
                                                                              =======       =======


* The 1993 first quarter includes a benefit for the cumulative effect of changes in accounting principle of $.27 and $.21 per share primary and fully diluted, respectively.





                              Page 16 of 17 Pages

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         JEFFERIES GROUP, INC.
                                         ---------------------
                                             (Registrant)



Date:       May 6, 1994            By:   /s/ Alan D. Browning
            -----------                 ---------------------
                                         Alan D. Browning
                                         Executive Vice President,
                                           Chief Financial Officer
                                           and Chief Administrative
                                           Officer





                              Page 17 of 17 Pages