Form 10-Q
period 1994-06-24
JEFFERIES GROUP INC
filed 1994-08-05
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  June 24, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________


                         Commission file number 0-11669



                            JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)




           DELAWARE                                   95-2848406
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)



  11100 Santa Monica Boulevard, Los Angeles, California            90025
       (Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code:    (310) 445-1199

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No [ ]


As of June 24, 1994, the Registrant had 5,664,616 common shares, $.01 par value, outstanding.





                               Page 1 of 21 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 JUNE 24, 1994


                                                                                                 Page
                                                                                                 ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statements of Financial Condition -
          June 24, 1994 (unaudited) and December 31, 1993                                          3

          Consolidated Statements of Earnings - Three Months and
          Six Months Ended June 24, 1994 (unaudited) and
          June 25, 1993 (unaudited)                                                                4

          Consolidated Statements of Changes in Stockholders'
          Equity - Six Months Ended June 24, 1994 (unaudited)                                      5

          Consolidated Statements of Cash Flows - Six Months
          Ended June 24, 1994 (unaudited) and June 25, 1993
          (unaudited)                                                                              6

          Notes to Consolidated Financial Statements (unaudited)                                   8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                     13

  Item 4. Submission of Matters to a Vote of Security Holders                                     18

PART II. - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                        19





                               Page 2 of 21 Pages

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                               June 24,            December 31,
                                                                                 1994                  1993
                                                                             ------------          ------------
ASSETS                                                                        (unaudited)
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .        $    94,851          $    26,910
Receivable from brokers and dealers . . . . . . . . . . . . . . . . .          1,210,431            1,069,384
Receivable from customers, officers and directors . . . . . . . . . .             89,360              116,935
Securities owned  . . . . . . . . . . . . . . . . . . . . . . . . . .            139,994              114,808
Premises and equipment  . . . . . . . . . . . . . . . . . . . . . . .             19,936               18,638
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             46,437               41,728
                                                                             -----------          -----------

                                                                             $ 1,601,009          $ 1,388,403
                                                                            ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $       370          $    45,928
Payable to brokers and dealers  . . . . . . . . . . . . . . . . . . .            835,886              615,216
Payable to customers  . . . . . . . . . . . . . . . . . . . . . . . .            406,733              405,726
Securities sold, not yet purchased  . . . . . . . . . . . . . . . . .             49,968               74,235
Accrued expenses and other liabilities  . . . . . . . . . . . . . . .             90,402               92,772
                                                                             -----------          -----------
                                                                               1,383,359            1,233,877
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .             59,405                9,968
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .              5,415                  --
                                                                             -----------          -----------

                                                                               1,448,179            1,243,845
                                                                            ------------          -----------

Stockholders' equity:
    Preferred stock, $.01 par value.
      Authorized 1,000,000 shares; none issued  . . . . . . . . . . .           --                     --
    Common stock $.01 par value.
      Authorized 25,000,000 shares; issued
      8,989,610 shares in 1994 and 8,907,817
      shares in 1993  . . . . . . . . . . . . . . . . . . . . . . . .                 90                   89
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . .             37,172               34,930
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .            156,989              146,949
    Less treasury stock, at cost; 3,324,994
      shares in 1994; and 3,212,390 shares in 1993  . . . . . . . . .            (39,866)             (35,695)
    Less currency translation adjustments . . . . . . . . . . . . . .               (492)                (652)
    Less additional minimum pension liability . . . . . . . . . . . .             (1,063)              (1,063)
                                                                            ------------         ------------

        Total stockholders' equity  . . . . . . . . . . . . . . . . .            152,830              144,558
                                                                            ------------           ----------

                                                                             $ 1,601,009          $ 1,388,403
                                                                            ============          ===========


     See accompanying unaudited notes to consolidated financial statements.





                               Page 3 of 21 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended             Six Months Ended
                                                       ---------------------------   ---------------------------
                                                          June 24,       June 25,       June 24,      June 25,
                                                            1994           1993           1994          1993
                                                       ------------   ------------   ------------   ------------
Revenues:
  Commissions . . . . . . . . . . . . . . . . . . .    $     38,092   $     30,408   $     77,746   $     61,613
  Principal transactions  . . . . . . . . . . . . .          13,500         19,262         31,154         44,844
  Corporate finance . . . . . . . . . . . . . . . .           4,744         14,027         13,619         21,682
  Interest  . . . . . . . . . . . . . . . . . . . .          11,160          4,472         19,498          7,998
  Other . . . . . . . . . . . . . . . . . . . . . .            (257)         1,788            912          2,168
                                                       ------------   ------------   ------------   ------------
    Total revenues  . . . . . . . . . . . . . . . .          67,239         69,957        142,929        138,305
  Interest  . . . . . . . . . . . . . . . . . . . .           9,309          3,682         15,797          6,576
                                                       ------------   ------------   ------------   ------------
  Revenues, net of interest expense . . . . . . . .          57,930         66,275        127,132        131,729
                                                       ------------   ------------   ------------   ------------
Non-interest expenses:
  Compensation and benefits   . . . . . . . . . . .          32,957         36,297         69,574         72,885
  Floor brokerage and clearing fees . . . . . . . .           4,402          3,823          8,801          7,449
  Telecommunications and data processing
    services  . . . . . . . . . . . . . . . . . . .           5,219          4,640          9,723          8,731
  Occupancy and equipment rental  . . . . . . . . .           3,621          2,944          6,977          5,995
  Other . . . . . . . . . . . . . . . . . . . . . .          10,729          7,845         20,809         14,672
                                                       ------------   ------------   ------------   ------------
    Total non-interest expenses   . . . . . . . . .          56,928         55,549        115,884        109,732
                                                       ------------   ------------   ------------   ------------

Operating income  . . . . . . . . . . . . . . . . .           1,002         10,726         11,248         21,997

Other income:
  Gain on initial public offering of
    Investment Technology Group, Inc. . . . . . . .           8,257             --          8,257             --
                                                       ------------   ------------   ------------   ------------

Earnings before income taxes, minority
  interest and cumulative effect of
  change in accounting principle  . . . . . . . . .           9,259         10,726         19,505         21,997

Income taxes  . . . . . . . . . . . . . . . . . . .           4,275          4,654          8,682          8,659
Minority interest . . . . . . . . . . . . . . . . .             202             --            202             --
                                                       ------------   ------------   ------------   ------------

Earnings before cumulative effect of
  change in accounting principle  . . . . . . . . .           4,782          6,072         10,621         13,338

Cumulative effect on prior years of
  change in accounting principle  . . . . . . . . .              --             --             --          1,358
                                                       ------------   ------------   ------------   ------------

Net earnings  . . . . . . . . . . . . . . . . . . .    $      4,782   $      6,072   $     10,621   $     14,696
                                                       ============   ============   ============   ============

Earnings per share of common stock:
    Primary earnings per share -
    Earnings before cumulative effect of
      change in accounting principle  . . . . . . .    $       0.76   $       1.26   $       1.71   $       2.76
    Cumulative effect on prior years of
      change in accounting principle  . . . . . . .              --             --             --            .28
                                                       ------------   ------------   ------------   ------------
    Net earnings  . . . . . . . . . . . . . . . . .    $       0.76   $       1.26   $       1.71   $       3.04
                                                       ============   ============   ============   ============

    Fully diluted earnings per share -
    Earnings before cumulative effect of
      change in accounting principle  . . . . . . .    $       0.76   $       1.04   $       1.71   $       2.27
    Cumulative effect on prior years of
      change in accounting principle  . . . . . . .              --             --             --            .22
                                                       ------------   ------------   ------------   ------------
    Net earnings  . . . . . . . . . . . . . . . . .    $       0.76   $       1.04   $       1.71   $       2.49
                                                       ============   ============   ============   ============

Weighted average shares of common stock:
    Primary . . . . . . . . . . . . . . . . . . . .           6,245          4,838          6,150          4,835
    Fully diluted . . . . . . . . . . . . . . . . .           6,246          6,200          6,151          6,207

     See accompanying unaudited notes to consolidated financial statements.





                               Page 4 of 21 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 24, 1994
                             (DOLLARS IN THOUSANDS)

                                                            Currency    Add'l     Total
                          Additional                         Trans-    Minimum    Stock-
                   Common  Paid-in    Retained   Treasury    lation    Pension   holders'
                    Stock  Capital    Earnings    Stock    Adjustment Liability   Equity
                   ------ ---------- ---------- ---------- ---------- --------- ----------
Balance,
 December 31, 1993. $ 89   $ 34,930   $146,949   $(35,695)  $   (652)  $ (1,063) $144,558

Exercise of stock
 options
 (91,793 shares)..     1      2,242                   145                           2,388

Purchase of 126,800
 shares of treasury
 stock.............                                (4,443)                         (4,443)

Capital Accum-
ulation Plan
distribution
(4,196 shares).....                                   127                             127

Cash dividends,
 $.05 per share....                       (581)                                      (581)

Translation adjust-
 ment..............                                              160                  160

Net earnings.......                     10,621                                     10,621
                    ----   --------   --------   --------   --------   --------  --------

Balance,
 June 24, 1994..... $ 90   $ 37,172   $156,989   $(39,866)  $   (492)  $ (1,063) $152,830
                    ====   ========   ========   ========   ========   ========  ========


          See accompanying notes to consolidated financial statements.





                               Page 5 of 21 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           For the Six Months Ended
                                                                         ----------------------------
                                                                          June 24,           June 25,
                                                                            1994               1993
                                                                         ---------          ---------
Cash flows from operating activities:

    Net earnings  . . . . . . . . . . . . . . . . . . . . . . .          $  10,621          $  14,696
                                                                         ---------          ---------

    Adjustments to reconcile net earnings to
      net cash provided (used) by operations:
      Depreciation and amortization . . . . . . . . . . . . . .              3,490              2,717
      (Increase) decrease in receivables:
        Brokers and dealers . . . . . . . . . . . . . . . . . .           (141,047)          (143,476)
        Customers, officers and directors . . . . . . . . . . .             27,575             (2,793)
      (Increase) decrease in securities owned . . . . . . . . .            (25,186)               359
      (Increase) decrease in other assets . . . . . . . . . . .             (4,709)           (15,660)
      Increase (decrease) in operating payables:
        Brokers and dealers . . . . . . . . . . . . . . . . . .            220,670             (1,562)
        Customers . . . . . . . . . . . . . . . . . . . . . . .              1,007             97,203
      Increase (decrease) in securities sold,
        not yet purchased . . . . . . . . . . . . . . . . . . .            (24,267)            21,697
      Increase (decrease) in accrued expenses
        and other liabilities . . . . . . . . . . . . . . . . .             (2,370)            13,246
                                                                         ---------          ---------

                Total adjustments . . . . . . . . . . . . . . .             55,163            (28,269)
                                                                         ---------          ---------

                Net cash provided (used) by
                  operating activities  . . . . . . . . . . . .             65,784            (13,573)
                                                                         ---------          ---------


                            Continued on next page.


     See accompanying unaudited notes to consolidated financial statements.





                               Page 6 of 21 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           For the Six Months Ended
                                                                          ---------------------------
                                                                          June 24,            June 25,
                                                                            1994                1993
                                                                          --------            -------
Cash flows from financing activities:
      Net proceeds (payments) on term debt  . . . . . . . . . .           $ 49,314            $  --
      Net proceeds (payments) from bank loans . . . . . . . . .            (45,558)            12,300
      Net payments for:
        Repurchase of treasury stock  . . . . . . . . . . . . .             (4,443)            (1,209)
        Dividends paid  . . . . . . . . . . . . . . . . . . . .               (581)              (462)
      Distribution of CAP plan shares . . . . . . . . . . . . .                127               --
      Proceeds from exercise of stock options . . . . . . . . .              2,388                320
                                                                          --------            -------

                Net cash provided (used) by
                  financing activities  . . . . . . . . . . . .              1,247             10,949
                                                                          --------            -------

Cash flows from investing activities -
      purchase of premises and equipment  . . . . . . . . . . .             (4,665)            (3,976)
                                                                          --------            -------

Increase (decrease) in minority interest  . . . . . . . . . . .              5,415               --
Effect of foreign currency translation on cash  . . . . . . . .                160               (131)

                                                                          --------            -------
                Net increase (decrease) in cash
                  and cash equivalents  . . . . . . . . . . . .             67,941             (6,731)

Cash and cash equivalents at the beginning
  of the period . . . . . . . . . . . . . . . . . . . . . . . .             26,910             21,078
                                                                          --------            -------

Cash and cash equivalents at the end
  of the period . . . . . . . . . . . . . . . . . . . . . . . .           $ 94,851            $14,347
                                                                          ========            =======

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           $ 12,980            $ 6,458
                                                                          ========            =======

    Income taxes  . . . . . . . . . . . . . . . . . . . . . . .           $  9,819            $11,985
                                                                          ========            =======



     See accompanying unaudited notes to consolidated financial statements.





                               Page 7 of 21 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all subsidiaries, including Jefferies & Company, Inc. (Jefferies) and Investment Technology Group, Inc. The accounts of W & D Securities, Inc. (W & D) are also consolidated because of the nature and extent of Jefferies Group Inc.'s ownership interest in W & D. Jefferies Group, Inc.'s subsidiaries are engaged in securities brokerage and trading, corporate finance and other financial services. The term "Company" refers, unless the context requires otherwise, to Jefferies Group, Inc., its subsidiaries, predecessor entities, and W & D. The term "ITG" refers, unless the context requires otherwise, to Investment Technology Group, Inc. and its subsidiaries including its broker-dealer subsidiary ITG Inc.

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

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

    The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of June 24, 1994:

                                                                    (Dollars in Thousands)
                                                                  ---------------------------
                                                                                    Securities
                                                                                      Sold,
                                                                  Securities         Not Yet
                                                                     Owned          Purchased
                                                                  ----------        ----------
    Corporate equity securities   . . . . . . . . . . . . . . .    $ 70,182          $43,146
    High-yield securities   . . . . . . . . . . . . . . . . . .      26,308            3,633
    Corporate debt securities   . . . . . . . . . . . . . . . .      10,553            2,564
    U.S. Government and Agency obligations  . . . . . . . . . .      22,643              --
    Bank certificates of deposit  . . . . . . . . . . . . . . .      10,000             --
    Options   . . . . . . . . . . . . . . . . . . . . . . . . .         308              625
                                                                   --------          -------
                                                                   $139,994          $49,968
                                                                   ========          =======

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

    Jefferies monitors its risk by maintaining its securities positions at or below certain pre-established levels. These levels reduce certain opportunities to realize profits in the event that the value of such securities increases. However, they also reduce the risk of loss in the event of a decrease in such





                               Page 8 of 21 Pages
value and result in controlled interest costs incurred on funds provided to maintain such positions.

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash in banks, U.S. Treasuries purchased under agreements to resell to a financial institution and investments in money market funds. The U.S. Treasuries were held in the Company's safekeeping account at a bank. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of June 24, 1994:

                                                                  (Dollars in
                                                                  -----------
                                                                   Thousands)
                                                                  -----------
Cash in banks . . . . . . . . . . . . . . . . . . . . . . . . .     $10,710
U.S. Treasuries purchased under agreements
  to resell to a financial institution  . . . . . . . . . . . .      64,500
Investments in money market funds . . . . . . . . . . . . . . .      19,641
                                                                    -------
                                                                    $94,851
                                                                    =======

MINORITY INTEREST

    Minority interest represents the minority stockholders' proportionate share of the equity of Investment Technology Group, Inc. At June 24, 1994, Jefferies Group, Inc. owned 80.2% of Investment Technology Group, Inc.'s common stock.

NET CAPITAL REQUIREMENTS

    As registered broker-dealers, Jefferies, W & D and ITG Inc. are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, W & D and ITG Inc. have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $200,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.





                               Page 9 of 21 Pages

    Net capital changes from day to day, but as of June 24, 1994, Jefferies' net capital of $67.7 million exceeded its minimum net capital requirements by $59.3 million. ITG Inc.'s net capital of $10.1 million exceeded its minimum net capital requirements by $9.9 million. W & D's net capital of $820,000 exceeded its minimum net capital requirements by $620,000.

QUARTERLY DIVIDENDS

    In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

                            1st Qtr.   2nd Qtr.
     1994..................   $.05       $.05
     1993..................   $.05       $.05

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

    In the normal course of business, the Company had letters of credit outstanding aggregating $22,247,000 at June 24, 1994, to satisfy various collateral requirements in lieu of depositing cash or securities.

INITIAL PUBLIC OFFERING OF INVESTMENT TECHNOLOGY GROUP, INC.

    In March 1994, Investment Technology Group, Inc. (the "ITG Holding Company") was formed for the purpose of holding 100% of the stock of the broker-dealer subsidiary Investment Technology Group, Inc. whose name was then changed to ITG Inc. After its formation, the ITG Holding Company had a capital structure of preferred stock (5,000,000 shares authorized, par value $.01 per share, no shares issued or outstanding) and common stock (30,000,000 shares authorized, par value $.01 per share, no shares issued or outstanding).

    In May 1994, the ITG Holding Company consummated an initial public offering (the "Offering") and issued 3,700,000 shares of common stock for $48.1 million ($13 per share), less underwriting discounts and commissions of $3.4 million and offering expenses of $1.1 million. Following the Offering, the Company owned 80.2% of the outstanding common stock of the ITG Holding Company.

Immediately prior to the consummation of the Offering, Investment Technology





                              Page 10 of 21 Pages

Group, Inc. issued 15,000,0000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of ITG Inc. (10,000,000 shares) held by the Company. This transaction was accounted for as an exchange of ownership interests under common control and therefore, the assets and liabilities of ITG Inc. were not revalued. As a result of this transaction, ITG Inc. became a wholly-owned subsidiary of the ITG Holding Company.

    Immediately prior to the Offering, the ITG Holding Company declared a dividend payable to its sole stockholder, Jefferies Group, Inc., in an amount of $17.0 million, which dividend was paid by the issuance of a note in the full amount of such dividend. Any future payment of dividends will be at the discretion of the ITG Holding Company's Board of Directors and will depend on the ITG Holding Company's financial condition, results of operations, capital requirements and other factors deemed relevant by such Board of Directors. However, the ITG Holding Company anticipates that all future earnings will be retained by the ITG Holding Company for working capital and that the ITG Holding Company will not pay any dividends to stockholders.

    In addition, immediately prior to the Offering, the ITG Holding Company entered into an intercompany borrowing agreement with Jefferies Group, Inc. permitting the borrowing by the ITG Holding Company of up to $15,000,000. Any outstanding balance will be due March 31, 1999 and will accrue interest at 1.75% above the one month London Interbank Offering Rate.

    In connection with the Offering, certain management employment agreements, the Performance Share Plan (consisting of a 12.7% phantom equity interest in ITG Inc. and a profits bonus component) and non-compensatory ITG Inc. stock options (on 10% of the outstanding shares of ITG Inc. Common Stock) were terminated as of May 1, 1994 in exchange for $31.1 million in cash, a portion of which will be used to purchase Jefferies Group, Inc. common stock. Prior to December 31, 1993, ITG paid Jefferies Group, Inc. $9.4 million related to the Performance Share Plan. Immediately prior to the consummation of the Offering, Jefferies Group, Inc. transferred its $9.4 million liability and an equivalent amount of cash to the ITG Holding Company to be applied by the ITG Holding Company as part of the termination of the Performance Share Plan, in addition to the $31.1 million described above. Of the non-recurring expense of $31.1 million, approximately $400,000 was recorded as an expense in the first quarter of 1994 and the remaining $30.7 million was recorded in the second quarter of 1994. Additionally, non-compensatory options to purchase 2,726,178 shares of the ITG Holding Company's Common Stock were granted to certain directors, senior management and other employees at an exercise price equal to the initial public offering price of $13 per share. All of such options will be exercisable on the earlier of May 1, 1997 or upon a change in control of the ITG Holding Company and will expire on April 30, 1999.

    In addition to the intercompany borrowing agreement discussed above, ITG entered into certain other agreements (e.g., employment agreements, tax sharing agreement, service agreements, clearing agreement, development rights agreement, revenue sharing agreement and lease agreements) as described in the ITG Holding Company's Form S-1 filed on May 3, 1994.

    The initial public offering of the ITG Holding Company resulted in a net gain (gross gain less expenses related to the termination of the various plans described above) for the Company of $8.3 million.

JEFFERIES GROUP, INC. ISSUES $50,000,000 IN SENIOR NOTES

    In April 1994, Jefferies Group, Inc. issued $50,000,000 face value of 8.875% Senior Notes due 2004 (the "Notes") in a private placement. The Notes were issued at a price equal to 98.6047% of the principal amount and mature on May 1, 2004. The Notes pay interest semi-annually on May 1 and November 1. The Notes





                              Page 11 of 21 Pages
will be senior unsecured obligations of Jefferies Group, Inc., and will rank pari passu in right of payment with all existing and future senior indebtedness and senior in right of payment to all subordinated indebtedness of Jefferies Group, Inc. In July 1994, Jefferies Group, Inc. filed a registration statement on Form S-4 in connection with an offer to exchange any and all of the Notes for new 8.875% Series B Senior Notes due 2004.





                              Page 12 of 21 Pages

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

    Total assets increased $212.6 million from $1,388.4 million at December 31, 1993 to $1,601.0 million at June 24, 1994. The increase is mostly due to an increase in receivables from brokers and dealers related to stock borrow balances. The increased stock borrow balances are a result of an increase in payable to brokers and dealers (related to stock loan balances). The increases in cash and cash equivalents and securities owned mostly represent the net proceeds from Jefferies Group, Inc.'s $50,000,000 Senior Note offering and Investment Technology Group, Inc.'s initial public offering.

    Total liabilities increased $204.3 million from $1,243.8 million at December 31, 1993 to $1,448.2 million at June 24, 1994. The increase is mostly due to the before-mentioned increases in payable to brokers and dealers and long-term debt.

FIRST HALF 1994 VERSUS FIRST HALF 1993

    Revenues, net of interest expense, decreased $4.6 million, or 3%, in the first half of 1994 compared to the same prior year period. The decrease was due primarily to a $13.7 million, or 31%, decrease in principal transactions, an $8.1 million, or 37%, decrease in corporate finance and a $1.3 million decrease in other revenues. These decreases were partially offset by a $16.1 million, or 26%, increase in commissions, a $2.3 million increase in net interest income (interest revenues less interest expense). Revenues from principal transactions declined primarily due to decreased Taxable Fixed Income Division trading revenues. Corporate finance revenues decreased due to a decrease in underwriting fees. Other revenues decreased due mostly to a reduction in foreign currency transaction gains. Commission revenues increased mostly due to higher commission revenues in the Investment Technology Group, Equity Division and the International Division. Net interest income increased as the $11.5 million increase in interest revenues exceeded the $9.2 million increase in interest expense. Interest revenues increased mostly due to interest on higher stock borrow, customer margin and investment balances. The related increases in interest on stock loan and customer short balances only partially offset the higher interest revenues.

    Total non-interest expenses increased $6.2 million, or 6%, in the first half of 1994 compared to the same prior year period. Other expense increased $6.1 million, or 42%, primarily due to higher trade volume and business expansion and includes increased expenses in soft dollar, software royalties, marketing, research, travel and entertainment, reserves and legal. Compensation and benefits decreased $3.3 million, or 5%. A $12.5 million decrease in profitability based compensation was partially offset by a $5.2 million increase in sales commissions and a $3.4 million increase in salaries. Sales commissions were up mostly due to higher commission payout rates and higher commission revenues. Salaries increased due mostly to the increased number of employees in Corporate Finance, International and the Investment Technology Group. Floor brokerage and clearing fees increased $1.4 million, or 18%, due to increased volumes of business executed on the various exchanges. Telecommunications and data processing services increased $992,000, or 11%, due to higher trade volume and personnel increases. Occupancy and equipment rental increased $982,000, or 16%, mostly due to the depreciation on additional equipment and the addition of new sales offices.

    As a result of the above, operating income decreased $10.7 million, or 49%.

    In addition, Jefferies Group, Inc. recorded a $8.3 million gain related to the initial public offering of ITG. The minority stockholders' ownership interests





                              Page 13 of 21 Pages
reduce Jefferies Group, Inc.'s ownership of ITG to 80.2%. (See Initial Public Offering of Investment Technology Group, Inc. in the Notes to Consolidated Financial Statements).

    Earnings before income taxes, minority interest and cumulative effect of change in accounting principle were down $2.5 million, or 11%.

    Earnings before cumulative effect of change in accounting principle were down 20% to $10.6 million, as compared to $13.3 million in the 1993 period. Minority interest of $202,000 in 1994, represents 19.8% of ITG's net earnings since the initial public offering. The effective tax rate was approximately 44.5% in the first half of 1994 compared to approximately 39.4% in the 1993 period. The 1993 period included a $1.1 million adjustment of prior years' estimated tax liabilities to actual which resulted in a lower tax rate for 1993.

    The cumulative effect of the change in accounting for income taxes required by SFAS 109 was a $1.4 million benefit in 1993. This increased 1993's net earnings to $14.7 million.

    Primary earnings per share were $1.71 in the first half of 1994 on 6,150,000 shares compared to $3.04 in the 1993 period on 4,835,000 shares. Primary shares increased largely due to the conversion, late in 1993, of $29,731,000 aggregate principal amount of 8 1/2% Convertible Subordinated Debentures and $1,690,000 aggregate principal amount of 7% Convertible Subordinated Notes into an aggregate of 1,366,092 shares of the Company's Common Stock. Fully diluted earnings per share were $1.71 in the first half of 1994 on 6,151,000 shares compared to $2.49 in the 1993 period on 6,207,000 shares. The cumulative effect of the change in accounting principle increased 1993's earnings per share for the first half by $.28 on primary shares and $.22 on fully diluted shares.

    During the first half of 1994, Jefferies Group, Inc. repurchased 126,800 shares of its common stock versus repurchases of 46,270 shares for the comparable 1993 period.

SECOND QUARTER 1994 VERSUS SECOND QUARTER 1993

    Revenues, net of interest expense, decreased $8.3 million, or 13%, in the second quarter of 1994 compared to the same prior year period. The decrease was due primarily to a $9.3 million, or 66%, decrease in corporate finance, $5.8 million, or 30%, decrease in principal transactions and a $2.0 million decrease in other revenues. These decreases were partially offset by a $7.7 million, or 25%, increase in commissions, and a $1.1 million increase in net interest income (interest revenues less interest expense). Corporate finance revenues decreased due to a decrease in underwriting fees. Revenues from principal transactions declined primarily due to decreased Taxable Fixed Income Division trading revenues. Other revenues decreased due mostly to a reduction in foreign currency transaction gains. Commission revenues increased mostly due to higher commission revenues in the Investment Technology Group, Equity Division and the International Division. Net interest income increased as the $6.7 million increase in interest revenues exceeded the $5.6 million increase in interest expense. Interest revenues increased due to interest on higher stock borrow, customer margin and investment balances. The related increases in interest on stock loan and customer short balances only partially offset the higher interest revenues.

    Total non-interest expenses increased $1.4 million, in the second quarter of 1994 compared to the same prior year period. Compensation and benefits decreased $3.3 million, or 9%. A $7.5 million decrease in profitability based compensation was partially offset by a $2.2 million increase in sales commissions and a $1.8 million increase in salaries. Sales commissions were up mostly due to higher commission payout rates and higher commission revenues. Salaries increased due mostly to the increased





                              Page 14 of 21 Pages
number of employees in Corporate Finance, International and the Investment Technology Group. Other expense increased $2.9 million, or 37%, primarily due to higher trade volume and business expansion and includes increased expenses in travel and entertainment, legal, software royalties, soft dollar, marketing and research. Occupancy and equipment rental increased $677,000, or 23%, mostly due to the depreciation on additional equipment and the addition of new sales offices. Floor brokerage and clearing fees increased $579,000, or 15%, due to increased volumes of business executed on the various exchanges. Telecommunications and data processing services increased $579,000, or 12%, due to higher trade volume and personnel increases.

    As a result of the above, operating income decreased $9.7 million, or 91%.

    In addition, Jefferies Group, Inc. recorded a $8.3 million gain related to the initial public offering of ITG. The minority stockholders' ownership interests reduce Jefferies Group, Inc.'s ownership of ITG to 80.2%. (See Initial Public Offering of Investment Technology Group, Inc. in the Notes to Consolidated Financial Statements).

    Earnings before income taxes, minority interest and cumulative effect of change in accounting principle were down $1.5 million, or 14%.

    Net earnings were down 21% to $4.8 million, as compared to $6.1 million in the 1993 period. Minority interest of $202,000 in 1994, represents 19.8% of ITG's net earnings since the initial public offering. The effective tax rate was approximately 46% in the second quarter of 1994 compared to approximately 43% in the 1993 period. The higher effective tax rate in 1994 primarily resulted from the increased impact of non-deductible expenses due to the lower pre-tax operating income in 1994 compared to 1993.

    Primary earnings per share were $.76 in the second quarter of 1994 on 6,245,000 shares compared to $1.26 in the 1993 period on 4,838,000 shares. Primary shares increased largely due to the conversion, late in 1993, of $29,731,000 aggregate principal amount of 8 1/2% Convertible Subordinated Debentures and $1,690,000 aggregate principal amount of 7% Convertible Subordinated Notes into an aggregate of 1,366,092 shares of the Company's Common Stock. Fully diluted earnings per share were $.76 in the second quarter of 1994 on 6,246,000 shares compared to $1.04 in the 1993 period on 6,200,000 shares.

    During the second quarter of 1994, Jefferies Group, Inc. repurchased 90,875 shares of its common stock versus repurchases of 31,270 shares for the comparable 1993 period.





                              Page 15 of 21 Pages

    The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a breakdown of revenues by division for the six months ended June 24, 1994 and June 25, 1993.


                                                          For the Six Months Ended
                                              -------------------------------------------------
                                                 June 24, 1994                 June 25, 1993
                                              -------------------           -------------------
                                                          % of                          % of
                                                          Total                         Total
                                              Amount     Revenues           Amount     Revenues
                                              ------     --------           ------     --------
                                                           (Dollars in Thousands)
Equity Division . . . . . . . . . . . .      $ 57,401       40%            $ 54,100       39%
International Division  . . . . . . . .        18,537       13               14,481       10
Capital Division:
  Corporate Finance . . . . . . . . . .         8,175        6               11,755        9
  Taxable Fixed Income  . . . . . . . .        10,037        7               26,269       19
Investment Technology Group . . . . . .        29,143       20               20,556       15
Convertible Division  . . . . . . . . .         3,513        3                5,783        4
Other Unallocated Revenues                     16,123       11                5,361        4
                                             --------      ----            --------      ----
Total revenues  . . . . . . . . . . . .      $142,929      100%            $138,305      100%
                                             ========      ====            ========      ====





                              Page 16 of 21 Pages

    The following provides a breakdown of revenues by division for the three months ended June 24, 1994 and June 25, 1993.


                                                          For the Three Months Ended
                                              -------------------------------------------------
                                                  June 24, 1994                June 25, 1993
                                              --------------------          -------------------
                                                            % of                         % of
                                                           Total                        Total
                                              Amount      Revenues          Amount     Revenues
                                              ------      --------          ------     --------
                                                           (Dollars in Thousands)
Equity Division . . . . . . . . . . . .      $ 27,526       41%            $ 27,434       39%
International Division  . . . . . . . .         8,656       13                7,034       10
Capital Division:
  Corporate Finance . . . . . . . . . .         2,765        4                7,334       11
  Taxable Fixed Income  . . . . . . . .         3,071        5               11,886       17
Investment Technology Group . . . . . .        14,613       22                9,881       14
Convertible Division  . . . . . . . . .         1,676        2                2,964        4
Other Unallocated Revenues                      8,932       13                3,424        5
                                             --------      ----            --------      ----
Total revenues  . . . . . . . . . . . .      $ 67,239      100%            $ 69,957      100%
                                             ========      ====            ========      ====




                              Page 17 of 21 Pages

      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)      Date of Meeting - - May 5, 1994
           Type of Meeting - - Annual Meeting of Stockholders

  (b) At the meeting, the following directors were elected by the stockholders to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified:

                                  Frank E. Baxter
                                  Richard G. Dooley
                                  Tracy G. Herrick
                                  Michael L. Klowden
                                  Frank J. Macchiarola
                                  Barry M. Taylor
                                  Mark A. Wolfson

  (c)(1) At the meeting, with respect to the election of the directors, the following votes were cast in the following manner:

           NAME                   FOR                               WITHHELD
           ----                   ---                               --------
           Frank E. Baxter        3,619,947                         50,920
           Richard G. Dooley      3,625,247                         45,620
           Tracy G. Herrick       3,619,906                         50,961
           Michael L. Klowden     3,619,947                         50,920
           Frank J. Macchiarola   3,625,247                         45,620
           Barry M. Taylor        3,600,620                         70,247
           Mark A. Wolfson        3,619,947                         50,920

     (2) The stockholders cast the following votes in the following manner with respect to the adoption of, and adopted, the Pay-For-Performance Incentive Plan:

           FOR                                     2,712,932
           AGAINST                                   261,650
           ABSTAIN                                    44,089
           NO VOTE                                   652,196

     (3) The stockholders cast the following votes in the following manner with respect to the adoption of, and adopted, the Non-Employee Directors' Stock Option Plan:

           FOR                                     3,430,114
           AGAINST                                   165,122
           ABSTAIN                                    75,631

  (d)      Not applicable





                              Page 18 of 21 Pages

                          PART II.  OTHER INFORMATION
                   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      (10.1)* Agreement to Terminate Employment Agreement and Stock Options between Investment Technology Group, Inc., Raymond L. Killian, Jr. and Jefferies Group, Inc.

      (10.2)* Agreement to Terminate Employment Agreement, Phantom Equity Rights and Profits Bonus Rights between Investment Technology Group, Inc., Jefferies Group, Inc., Jefferies & Company, Inc. and Dale A. Prouty.

      (10.3)* Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between Investment Technology Group, Inc., Jefferies Group, Inc., Jefferies & Company, Inc. and Savyona Abel.

      (10.4)* Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between Investment Technology Group, Inc., Jefferies Group, Inc., Jefferies & Company, Inc. and Mark Auburn.

      (10.5)* Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between Investment Technology Group, Inc., Jefferies Group, Inc., Jefferies & Company, Inc. and Yossef Beinart.

      (10.6)* Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between Investment Technology Group, Inc., Jefferies Group, Inc., Jefferies & Company, Inc. and Mike Earlywine.

      (10.7)* Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between Investment Technology Group, Inc., Jefferies Group, Inc., Jefferies & Company, Inc. and Joseph Heled.

      (10.8)* Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between Investment Technology Group, Inc., Jefferies Group, Inc., Jefferies & Company, Inc. and Demetri Silas.

      (10.9)* Agreement to Terminate Phantom Equity Rights and Profits Bonus Rights between Investment Technology Group, Inc., Jefferies Group, Inc., Jefferies & Company, Inc. and Stuart Sperling.

      (10.10)* Agreement to Terminate Phantom Equity Rights and Profits Bonus
               Rights between Investment Technology Group, Inc., Jefferies Group, Inc., Jefferies & Company, Inc. and Tuval Chomut.

      (10.11)* Agreement to Terminate Phantom Equity Rights and Profits Bonus
               Rights between Investment Technology Group, Inc., Jefferies Group, Inc., Jefferies & Company, Inc. and Andrew Winner.

      (10.12)* Agreement to Terminate Phantom Equity Rights and Profits Bonus
               Rights between Investment Technology Group, Inc., Jefferies Group, Inc., Jefferies & Company, Inc. and Mark Wright.

      (10.13)* Agreement to Terminate Stock Option between Investment
               Technology Group, Inc., Scott P. Mason and Jefferies Group, Inc.

      (11)*    Computation of Earnings Per Share
               (Page 20 attached)

- - ---------------
* Filed herewith


(b) Reports on Form 8-K.

      On May 3, 1994, the Company filed a Current Report on Form 8-K reporting the issuance of $50 million principal amount of 8.875% Senior Notes Due May 1, 2004.





                              Page 19 of 21 Pages

                                                                      EXHIBIT 11

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
              (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                                       For The Three                 For The Six
                                                       Months Ended                  Months Ended
                                                   -----------------------       -----------------------
                                                   June 24,       June 25,       June 24,       June 25,
                                                     1994           1993           1994           1993*
                                                   --------       --------       --------       --------
Common stock and common stock
  equivalents:
  Average common stock outstanding  . . . . .        5,880          4,630          5,805          4,629
  Common stock equivalent shares
     related to employee stock
     options and restricted stock . . . . . .          365            208            345            206
                                                     -----          -----          -----          -----

     Total average common stock and
       common stock equivalents
       used for primary computation . . . . .        6,245          4,838          6,150          4,835

  Average common stock assumed issued
    pursuant to convertible subordinated
    debentures and an adjustment of
    average common stock equivalents
    to period-end market price, if
    higher than average price . . . . . . . .            1          1,362              1          1,372
                                                     -----          -----          -----          -----

     Total average common stock,
       common stock equivalents
       and other dilutive securities  . . . .        6,246          6,200          6,151          6,207
                                                     =====          =====          =====          =====

Earnings:
  Net earnings  . . . . . . . . . . . . . . .       $4,782         $6,072        $10,621        $14,696
  Adjustment to subsidiary earnings -
    common stock equivalents on
    subsidiary  . . . . . . . . . . . . . . .           33           --              125           --
                                                    ------         ------        -------        -------

     Total earnings for
       primary computation  . . . . . . . . .        4,749          6,072         10,496         14,696

  Eliminate interest expense (net
      of taxes) on convertible
      subordinated debentures . . . . . . . .         --              370           --              743
                                                    ------         ------        -------        -------

     Total earnings for
       fully diluted computation  . . . . . .       $4,749         $6,442        $10,496        $15,439
                                                    ======         ======        =======        =======

Earnings per share:
  Primary   . . . . . . . . . . . . . . . . .       $ 0.76         $ 1.26        $  1.71        $  3.04
                                                    ======         ======        =======        =======
  Fully diluted   . . . . . . . . . . . . . .       $ 0.76         $ 1.04        $  1.71        $  2.49
                                                    ======         ======        =======        =======


* The 1993 first quarter includes a benefit for the cumulative effect of changes in accounting principle of $.28 and $.22 per share primary and fully diluted, respectively.





                              Page 20 of 21 Pages

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JEFFERIES GROUP, INC.
                                       ---------------------
                                            (Registrant)



Date:  August 5, 1994                  By: /s/ Maxine Syrjamaki
       --------------                      --------------------
                                              Maxine Syrjamaki
                                                 Controller





                              Page 21 of 21 Pages