Form 10-Q
period 1994-09-30
JEFFERIES GROUP INC
filed 1994-11-10
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  September 30, 1994

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


As of September 30, 1994, the Registrant had 5,837,570 common shares, $.01 par value, outstanding.



                               Page 1 of 19 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 1994


                                                                                 Page
                                                                                 ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statements of Financial Condition -
          September 30, 1994 (unaudited) and December 31, 1993                    3

          Consolidated Statements of Earnings - Three Months and
          Nine Months Ended September 30, 1994 (unaudited) and
          September 24, 1993 (unaudited)                                          4

          Consolidated Statements of Changes in Stockholders'
          Equity - Nine Months Ended September 30, 1994 (unaudited)               5

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1994 (unaudited) and September 24, 1993
          (unaudited)                                                             6

          Notes to Consolidated Financial Statements (unaudited)                  8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                    12

PART II. - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                       17



                               Page 2 of 19 Pages

                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                               Sept. 30,           December 31,
                                                                                 1994                 1993
                                                                              ----------           ----------
ASSETS                                                                        (unaudited)
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .         $   66,338           $   26,910
Receivable from brokers and dealers . . . . . . . . . . . . . . . . .          1,243,774            1,069,384
Receivable from customers, officers and directors . . . . . . . . . .             83,154              116,935
Securities owned  . . . . . . . . . . . . . . . . . . . . . . . . . .            148,767              114,808
Premises and equipment  . . . . . . . . . . . . . . . . . . . . . . .             19,907               18,638
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             55,524               41,728
                                                                              ----------           ----------

                                                                              $1,617,464           $1,388,403
                                                                              ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    --              $   45,928
Payable to brokers and dealers  . . . . . . . . . . . . . . . . . . .            880,572              615,216
Payable to customers  . . . . . . . . . . . . . . . . . . . . . . . .            372,037              405,726
Securities sold, not yet purchased  . . . . . . . . . . . . . . . . .             54,116               74,235
Accrued expenses and other liabilities  . . . . . . . . . . . . . . .             78,454               92,772
                                                                              ----------           ----------
                                                                               1,385,179            1,233,877
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .             59,485                9,968
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .              6,073               --
                                                                              ----------           ----------

                                                                               1,450,737            1,243,845
                                                                              ----------           ----------

Stockholders' equity:
    Preferred stock, $.01 par value.
      Authorized 1,000,000 shares; none issued  . . . . . . . . . . .               --                    --
    Common stock $.01 par value.
      Authorized 25,000,000 shares; issued
      9,016,710 shares in 1994 and 8,907,817
      shares in 1993  . . . . . . . . . . . . . . . . . . . . . . . .                 90                   89
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . .             51,073               34,930
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .            162,054              146,949
    Less treasury stock, at cost; 3,179,140
      shares in 1994; and 3,212,390 shares in 1993  . . . . . . . . .            (44,864)             (35,695)
    Less currency translation adjustment  . . . . . . . . . . . . . .               (446)                (652)
    Less additional minimum pension liability . . . . . . . . . . . .             (1,180)              (1,063)
                                                                              ----------           ----------

        Total stockholders' equity  . . . . . . . . . . . . . . . . .            166,727              144,558
                                                                              ----------           ----------

                                                                              $1,617,464           $1,388,403
                                                                              ==========           ==========


     See accompanying unaudited notes to consolidated financial statements.


                               Page 3 of 19 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                          Three Months Ended            Nine Months Ended
                                                         --------------------          ---------------------
                                                         Sept 30,      Sept 24,       Sept 30,       Sept 24,
                                                          1994           1993           1994           1993
                                                       ---------      ---------      ---------      ---------
Revenues:
  Commissions . . . . . . . . . . . . . . . . . . .    $39,253        $35,899        $116,999       $ 97,512
  Principal transactions  . . . . . . . . . . . . .     18,216         18,521          49,370         63,365
  Corporate finance . . . . . . . . . . . . . . . .      8,987         24,615          22,606         46,297
  Interest  . . . . . . . . . . . . . . . . . . . .     15,469          5,353          34,967         13,351
  Other . . . . . . . . . . . . . . . . . . . . . .        241            867           1,153          3,035
                                                       -------        -------        --------       --------
    Total revenues  . . . . . . . . . . . . . . . .     82,166         85,255         225,095        223,560
  Interest expense  . . . . . . . . . . . . . . . .     12,310          4,024          28,107         10,600
                                                       -------        -------        --------       --------
  Revenues, net of interest expense . . . . . . . .     69,856         81,231         196,988        212,960
                                                       -------        -------        --------       --------
Non-interest expenses:
  Compensation and benefits   . . . . . . . . . . .     33,368         46,834         102,941        119,719
  Floor brokerage and clearing fees . . . . . . . .      4,713          4,181          13,513         11,630
  Telecommunications and data
    processing services . . . . . . . . . . . . . .      5,508          5,071          15,231         13,802
  Occupancy and equipment rental  . . . . . . . . .      3,495          3,411          10,472          9,406
  Travel and promotional  . . . . . . . . . . . . .      2,142          2,686           6,184          5,863
  Software royalties  . . . . . . . . . . . . . . .      1,358            973           3,934          2,525
  Other . . . . . . . . . . . . . . . . . . . . . .      8,048          6,667          22,241         16,610
                                                       -------        -------        --------       --------
    Total non-interest expenses   . . . . . . . . .     58,632         69,823         174,516        179,555
                                                       -------        -------        --------       --------

Operating income  . . . . . . . . . . . . . . . . .     11,224         11,408          22,472         33,405

Other income:
  Gain on initial public offering of
    Investment Technology Group, Inc. . . . . . . .       --             --             8,257           --
                                                       -------        -------        --------       --------
Earnings before income taxes, minority
  interest and cumulative effect of
  change in accounting principle  . . . . . . . . .     11,224         11,408          30,729         33,405

Income taxes  . . . . . . . . . . . . . . . . . . .      5,201          4,925          13,883         13,584
Minority interest . . . . . . . . . . . . . . . . .        658           --               860           --
                                                       -------        -------        --------       --------
Earnings before cumulative effect of
  change in accounting principle  . . . . . . . . .      5,365          6,483          15,986         19,821

Cumulative effect on prior years of
  change in accounting principle  . . . . . . . . .        --             --             --            1,358
                                                       -------        -------        --------       --------

Net earnings  . . . . . . . . . . . . . . . . . . .    $ 5,365        $ 6,483        $ 15,986       $ 21,179
                                                       =======        =======        ========       ========

Earnings per share of common stock:
  Primary earnings before cumulative
    effect of accounting change . . . . . . . . . .    $  0.85        $  1.34        $   2.55       $   4.11
  Cumulative effect of accounting change  . . . . .      --               --             --              .28
                                                       -------        -------        --------       --------
  Primary earnings  . . . . . . . . . . . . . . . .    $  0.85        $  1.34        $   2.55       $   4.39
                                                       =======        =======        ========       ========

  Fully diluted earnings before cumulative
    effect of accounting change . . . . . . . . . .    $  0.85        $  1.10        $   2.55       $   3.37
  Cumulative effect of accounting change  . . . . .      --               --             --              .22
                                                       -------        -------        --------       --------
  Fully diluted earnings  . . . . . . . . . . . . .    $  0.85        $  1.10        $   2.55       $   3.59
                                                       =======        =======        ========       ========

Weighted average shares of common stock:
  Primary . . . . . . . . . . . . . . . . . . . . .      6,324          4,840           6,210          4,828
  Fully diluted . . . . . . . . . . . . . . . . . .      6,328          6,207           6,210          6,217

     See accompanying unaudited notes to consolidated financial statements.



                               Page 4 of 19 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994
                             (DOLLARS IN THOUSANDS)

                                                                  Currency    Add'l       Total
                                Additional                         Trans-    Minimum      Stock-
                         Common  Paid-in    Retained   Treasury    lation    Pension     holders'
                          Stock  Capital    Earnings    Stock    Adjustment Liability     Equity
                         ------ ---------- ----------  --------  ---------- ---------   ----------
Balance,
 December 31, 1993.       $89    $34,930    $146,949   $(35,695)   $(652)   $(1,063)     $144,558

Exercise of stock
 options
 (118,893 shares)..         1      2,890                    145                             3,036

Purchase of 452,211
 shares of treasury
 stock.............                                     (16,025)                          (16,025)

Capital Accum-
ulation Plan ("CAP")
distribution
(17,681 shares)....                                         553                               553

Issuance of
 457,780 shares....               13,253                  6,158                            19,411

Cash dividends,
 $.05 per share....                             (881)                                        (881)

Currency translation
 adjustment........                                                  206                      206

Pension adjustment                                                             (117)         (117)

Net earnings.......                           15,986                                       15,986
                          ---    -------    --------   --------    -----    --------     --------

Balance,
 Sept. 30, 1994....       $90    $51,073    $162,054   $(44,864)   $(446)   $(1,180)     $166,727
                          ===    =======    ========   ========    =====    =======      ========


          See accompanying notes to consolidated financial statements.



                               Page 5 of 19 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     For the Nine Months Ended
                                                                     -------------------------
                                                                    Sept. 30,          Sept. 24,
                                                                       1994               1993
                                                                    ---------          --------
Cash flows from operating activities:

    Net earnings  . . . . . . . . . . . . . . . . . . . . . . .     $  15,986          $  21,179
                                                                    ---------          ---------

    Adjustments to reconcile net earnings to
      net cash provided (used) by operations:
      Depreciation and amortization . . . . . . . . . . . . . .         5,292              4,391
      (Increase) decrease in receivables:
        Brokers and dealers . . . . . . . . . . . . . . . . . .      (174,390)          (299,930)
        Customers, officers and directors . . . . . . . . . . .        33,781             (7,017)
      (Increase) decrease in securities owned . . . . . . . . .       (33,959)               856
      (Increase) decrease in other assets . . . . . . . . . . .       (13,796)           (17,832)
      Increase (decrease) in operating payables:
        Brokers and dealers . . . . . . . . . . . . . . . . . .       265,356             55,527
        Customers . . . . . . . . . . . . . . . . . . . . . . .       (33,689)           172,892
      Increase (decrease) in securities sold,
        not yet purchased . . . . . . . . . . . . . . . . . . .       (20,119)            22,168
      Increase (decrease) in accrued expenses
        and other liabilities . . . . . . . . . . . . . . . . .       (14,435)            34,125
                                                                    ---------          ---------

                Total adjustments . . . . . . . . . . . . . . .        14,041            (34,820)
                                                                    ---------          ---------

                Net cash provided (used) by
                  operating activities  . . . . . . . . . . . .        30,027            (13,641)
                                                                    ---------          ---------


                            Continued on next page.


     See accompanying unaudited notes to consolidated financial statements.





                               Page 6 of 19 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                  For the Nine Months Ended
                                                                  -------------------------
                                                                  Sept. 30,      Sept. 24,
                                                                     1994          1993
                                                                  -----------   -----------
Cash flows from financing activities:
      Net proceeds (payments) on term debt  . . . . . . . . . .      49,302         --
      Net proceeds (payments) on bank loans . . . . . . . . . .     (45,928)       8,700
      Net payments for:
        Repurchase of treasury stock  . . . . . . . . . . . . .     (16,025)      (2,075)
        Dividends paid  . . . . . . . . . . . . . . . . . . . .        (881)        (691)
      Issuance of common stock shares . . . . . . . . . . . . .      19,411        --
      Distribution of CAP plan shares . . . . . . . . . . . . .         553        --
      Proceeds from exercise of stock options . . . . . . . . .       3,036          586
                                                                   --------     --------

                Net cash provided (used) by
                  financing activities  . . . . . . . . . . . .       9,468        6,520
                                                                   --------     --------

Cash flows from investing activities -
      purchase of premises and equipment  . . . . . . . . . . .      (6,346)      (6,348)
                                                                   --------     --------

Increase (decrease) in minority interest  . . . . . . . . . . .       6,073        --
Effect of foreign currency translation  . . . . . . . . . . . .         206          (72)
                                                                   --------     --------

                Net increase (decrease) in cash
                  and cash equivalents  . . . . . . . . . . . .      39,428      (13,541)

Cash and cash equivalents at the beginning
  of the period . . . . . . . . . . . . . . . . . . . . . . . .      26,910       21,078
                                                                   --------     --------

Cash and cash equivalents at the end
  of the period . . . . . . . . . . . . . . . . . . . . . . . .    $ 66,338     $  7,537
                                                                   ========     ========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest  . . . . . . . . . . . . . . . . . . . . . . . . .    $ 23,795     $  5,066
                                                                   ========     ========

    Income taxes  . . . . . . . . . . . . . . . . . . . . . . .    $  9,979     $ 15,778
                                                                   ========     ========



     See accompanying unaudited notes to consolidated financial statements.





                               Page 7 of 19 Pages

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

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

    The components, at September 30, 1994, of receivable from and payable to brokers and dealers are as follows:

                                                                    (Dollars in
                                                                     Thousands)
                                                                    -----------
Receivable from brokers and dealers:
    Securities borrowed   . . . . . . . . . . . . . . . . . . .     $1,227,571
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .         16,203
                                                                    ----------
                                                                    $1,243,774
                                                                    ==========

Payable to brokers and dealer:
    Securities loaned   . . . . . . . . . . . . . . . . . . . .     $  870,619
    Other   . . . . . . . . . . . . . . . . . . . . . . . . . .          9,953
                                                                    ----------
                                                                    $  880,572
                                                                    ==========





                               Page 8 of 19 Pages

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

    The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of September 30, 1994:

                                                                     (Dollars in Thousands)
                                                                    ------------------------

                                                                                 Securities
                                                                                    Sold,
                                                                 Securities        Not Yet
                                                                    Owned         Purchased
                                                                  ----------     ----------
    Corporate equity securities   . . . . . . . . . . . . . . .   $ 72,535         $43,227
    High-yield securities   . . . . . . . . . . . . . . . . . .     32,401          10,044
    Corporate debt securities   . . . . . . . . . . . . . . . .     11,116             490
    U.S. Government and agency obligations  . . . . . . . . . .     22,620            --
    Bank certificates of deposit  . . . . . . . . . . . . . . .     10,000            --
    Options   . . . . . . . . . . . . . . . . . . . . . . . . .         95             355
                                                                  --------         -------
                                                                  $148,767         $54,116
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

    The Jefferies' Capital Division includes the activities of the Corporate Finance and Taxable Fixed Income Departments. The Taxable Fixed Income Department trades high grade and non-investment grade public and private debt securities. The Department specializes in trading and making markets in over 300 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers.
There is a limited market for some of these securities and market quotes are generally available from a small number of dealers.

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





                               Page 9 of 19 Pages

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash in banks, U.S. Treasuries purchased under agreements to resell to a financial institution and investments in money market funds. The U.S. Treasuries are held in the Company's safekeeping account at a bank. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of September 30, 1994:

                                                                  (Dollars in
                                                                   Thousands)
                                                                  -----------
Cash in banks . . . . . . . . . . . . . . . . . . . . . . . . .     $17,245
U.S. Treasuries purchased under agreements
  to resell to a financial institution  . . . . . . . . . . . .       9,300
Short term investments  . . . . . . . . . . . . . . . . . . . .      39,793
                                                                    -------
                                                                    $66,338
                                                                    =======

MINORITY INTEREST

    Minority interest represents the minority stockholders' proportionate share of the equity of Investment Technology Group, Inc. At September 30, 1994, Jefferies Group, Inc. owned 80.2% of Investment Technology Group, Inc.'s common stock.

NET CAPITAL REQUIREMENTS

    As registered broker-dealers, Jefferies, W & D and ITG Inc. are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, W & D and ITG Inc. have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

    Net capital changes from day to day, but as of September 30, 1994, Jefferies' net capital of $75.7 million exceeded its minimum net capital requirements by $67.8 million. ITG Inc.'s net capital of $12.3 million exceeded its minimum net capital requirements by $12.0 million. W & D's net capital of $844,000 exceeded its minimum net capital requirements by $594,000.

QUARTERLY DIVIDENDS

    In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

                            1st Qtr.   2nd Qtr.   3rd Qtr.
     1994..................   $.05       $.05       $.05
     1993..................   $.05       $.05       $.05

OFF-BALANCE SHEET RISK

    In the normal course of business, the Company is involved in the execution, settlement and financing of various customer and principal securities transactions. Customer activities are transacted on a cash, margin or delivery-versus-payment basis. Securities transactions are subject to the risk of counterparty or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk





                              Page 10 of 19 Pages
to change in the market value of the security through settlement date or to the extent of margin balances.

    The Company also has contractual commitments arising in the ordinary course of business for bank loans, securities loaned, securities sold, not yet purchased, repurchase agreements, future purchases and sales of foreign currency, security transactions on a when-issued basis and underwriting. Each of these financial instruments contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of the contract amount. The settlement of these transactions is not expected to have a material effect upon the Company's accompanying consolidated financial statements.

    In the normal course of business, the Company had letters of credit outstanding aggregating $20,969,000 at September 30, 1994, to satisfy various collateral requirements in lieu of depositing cash or securities.

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

    The initial public offering of the ITG Holding Company resulted in a net gain (gross gain less expenses related to the termination of various employee plans) for the Company of $8.3 million.

JEFFERIES GROUP, INC. ISSUES $50,000,000 IN SENIOR NOTES

    In April 1994, Jefferies Group, Inc. issued $50,000,000 face value of 8.875% Senior Notes due 2004 (the "Notes") in a private placement. Pursuant to a registration statement filed in July 1994, Jefferies Group, Inc. exchanged all of the Notes for new 8.875% Series B Senior Notes due 2004.





                              Page 11 of 19 Pages

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

    Total assets increased $229.1 million from $1,388.4 million at December 31, 1993 to $1,617.5 million at September 30, 1994. The increase is mostly due to an increase in receivable from brokers and dealers related to securities borrowed balances. The increased securities borrowed balances are a result of an increase in payable to brokers and dealers (related to securities loaned balances). The increases in cash and cash equivalents and securities owned mostly represent the net proceeds from Jefferies Group, Inc.'s $50,000,000 Senior Note offering and Investment Technology Group, Inc.'s initial public offering.

    Total liabilities increased $206.9 million from $1,243.8 million at December 31, 1993 to $1,450.7 million at September 30, 1994. The increase is mostly due to the before-mentioned increases in payable to brokers and dealers and long-term debt.

FIRST THREE QUARTERS 1994 VERSUS FIRST THREE QUARTERS 1993

    Revenues, net of interest expense, decreased $16.0 million, or 8%, in the first three quarters of 1994 compared to the same prior year period. The decrease was due primarily to a $23.7 million, or 51%, decrease in corporate finance, a $14.0 million, or 22%, decrease in principal transactions and a $1.9 million decrease in other revenues. These decreases were partially offset by a $19.5 million, or 20%, increase in commissions and a $4.1 million increase in net interest income (interest revenues less interest expense). Commission revenues increased mostly due to higher commission revenues in Investment Technology Group, the Equity Division and the International Division. Revenues from principal transactions declined primarily due to decreased Taxable Fixed Income Division trading revenues. Corporate finance revenues decreased in 1994 primarily because one transaction in 1993 accounted for $16 million of revenue. Other revenues decreased due mostly to a reduction in foreign currency transaction gains. Net interest income increased as the $21.6 million increase in interest revenues exceeded the $17.5 million increase in interest expense. Interest revenues increased primarily due to interest on higher securities borrowed and investment balances. The related increases in interest on securities loaned and customer short balances only partially offset the higher interest revenues.

    Total non-interest expenses decreased $5.0 million, or 3%, in the first three quarters of 1994 compared to the same prior year period. Compensation and benefits decreased $16.8 million, or 14%. A $29.2 million decrease in profitability based compensation was partially offset by a $6.2 million increase in sales commissions and a $5.1 million increase in salaries. Sales commissions were up mostly due to higher commission revenues and higher commission payout rates. Salaries increased due mostly to the increased number of employees in Investment Technology Group, the Corporate Finance Department and the International Division. Other expense increased $5.6 million, or 34%, primarily due to higher soft dollar and technology development expenses. Floor brokerage and clearing fees increased $1.9 million, or 16%, mostly due to increased futures business and higher volumes of business executed on the various exchanges. Telecommunications and data processing services increased $1.4 million, or 10%, due to higher trade volume and personnel increases. Software royalties increased $1.4 million, or 56%, due to the increase in POSIT(R) commissions. Occupancy and equipment rental increased $1.1 million, or 11%, mostly due to the depreciation on new equipment and the addition of new sales offices. Travel and promotional expense remained relatively unchanged as compared to the prior year's period.

    As a result of the above, operating income decreased $10.9 million, or 33%.





                              Page 12 of 19 Pages

    In addition, Jefferies Group, Inc. recorded an $8.3 million gain related to the initial public offering of Investment Technology Group, Inc. The minority stockholders' ownership interests reduce Jefferies Group, Inc.'s ownership of Investment Technology Group, Inc. to 80.2%. (See Initial Public Offering of Investment Technology Group, Inc. in the Notes to Consolidated Financial Statements).

    Earnings before income taxes, minority interest and cumulative effect of change in accounting principle were down $2.7 million, or 8%.

    Earnings before cumulative effect of change in accounting principle were down 19% to $16.0 million, as compared to $19.8 million in the 1993 period. Minority interest of $860,000 in 1994, represents 19.8% of ITG's net earnings since the initial public offering. The effective tax rate was approximately 45% in the first three quarters of 1994 compared to approximately 41% in the 1993 period. The 1993 period included a $1.1 million adjustment of prior years' estimated tax liabilities to actual which resulted in a lower tax rate for 1993.

    The cumulative effect of the change in accounting for income taxes required by SFAS 109 was a $1.4 million benefit in 1993. This increased 1993's net earnings to $21.2 million.

    Primary earnings per share were $2.55 in the first three quarters of 1994 on 6,210,000 shares compared to $4.39 in the 1993 period on 4,828,000 shares. Primary shares increased largely due to the conversion, late in 1993, of $29,731,000 aggregate principal amount of 8 1/2% Convertible Subordinated Debentures and $1,690,000 aggregate principal amount of 7% Convertible Subordinated Notes into an aggregate of 1,366,092 shares of the Company's Common Stock. Fully diluted earnings per share were $2.55 in the first three quarters of 1994 on 6,210,000 shares compared to $3.59 in the 1993 period on 6,217,000 shares. The cumulative effect of the change in accounting principle increased 1993's earnings per share for the first three quarters by $.28 on primary shares and $.22 on fully diluted shares.

    During the first three quarters of 1994, Jefferies Group, Inc. repurchased 452,211 shares of its common stock versus repurchases of 76,270 shares for the comparable 1993 period.

THIRD QUARTER 1994 VERSUS THIRD QUARTER 1993

    Revenues, net of interest expense, decreased $11.4 million, or 14%, in the third quarter of 1994 compared to the same prior year period. The decrease was due primarily to a $15.6 million, or 64%, decrease in corporate finance, a $626,000 decrease in other revenues and a $305,000, or 2%, decrease in principal transactions. These decreases were partially offset by a $3.4 million, or 9%, increase in commissions, and a $1.8 million increase in net interest income (interest revenues less interest expense). Commission revenues increased mostly due to higher commission revenues in the Investment Technology Group, Equity Division and the International Division. Corporate finance revenues decreased primarily because in the third quarter of 1993 one transaction accounted for $16 million of revenues. Other revenues decreased due mostly to a reduction in foreign currency transaction gains. Net interest income increased as the $10.1 million increase in interest revenues exceeded the $8.3 million increase in interest expense. Interest revenues increased primarily due to interest on higher securities borrowed and investment balances. The related increases in interest on securities loaned and customer short balances only partially offset the higher interest revenues.

    Total non-interest expenses decreased $11.2 million, or 16%, in the third quarter of 1994 compared to the same prior year period. Compensation and benefits decreased $13.5 million, or 29%. A $16.6 million decrease in





                              Page 13 of 19 Pages
profitability based compensation was partially offset by a $1.6 million increase in salaries and a $900,000 increase in sales commissions. Salaries increased due mostly to the increased number of employees in the Corporate Finance Department, International Division and Investment Technology Group. Sales commissions were up mostly due to higher commission revenues. Other expense increased $1.4 million or 21%, mostly due to higher soft dollar and technology development expenses. Travel and promotional expense decreased $544,000, or 20%, due mostly to lower airfare, travel and entertainment expenses. Floor brokerage and clearing fees increased $532,000, or 13%, due to increased futures business and higher volumes of business executed on the various exchanges. Telecommunications and data processing services increased $437,000, or 9%, mostly due to business expansion and higher trade volume. Software royalties increased $385,000, or 40%, due to the increase in POSIT(R) commissions. Occupancy and equipment rental remained relatively unchanged as compared to the prior year's period.

    As a result of the above, earnings before income taxes and minority interest decreased $184,000, or 2%.

    Net earnings were down 17% to $5.4 million, as compared to $6.5 million in the 1993 period. Minority interest of $658,000 in 1994, represents 19.8% of ITG's net earnings. The effective tax rate was approximately 46% in the third quarter of 1994 compared to approximately 43% in the 1993 period. The higher effective tax rate in 1994 primarily resulted from the increased impact of non-deductible expenses in 1994 compared to 1993.

    Primary earnings per share were $.85 in the third quarter of 1994 on 6,324,000 shares compared to $1.34 in the 1993 period on 4,840,000 shares. Primary shares increased largely due to the conversion, late in 1993, of $29,731,000 aggregate principal amount of 8 1/2% Convertible Subordinated Debentures and $1,690,000 aggregate principal amount of 7% Convertible Subordinated Notes into an aggregate of 1,366,092 shares of the Company's Common Stock. Fully diluted earnings per share were $.85 in the third quarter of 1994 on 6,328,000 shares compared to $1.10 in the 1993 period on 6,207,000 shares.

    During the third quarter of 1994, Jefferies Group, Inc. repurchased 325,411 shares of its common stock versus repurchases of 30,000 shares for the comparable 1993 period.





                              Page 14 of 19 Pages

    The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a breakdown of revenues by division for the nine months ended September 30, 1994 and September 24, 1993.

                                                                  For the Nine Months Ended
                                                             --------------------------------------
                                                           Sept 30, 1994                Sept 24, 1993
                                                         -----------------            -----------------
                                                                      % of                         % of
                                                                     Total                        Total
                                                       Amount       Revenues         Amount      Revenues
                                                       ------       --------         ------      --------
                                                                     (Dollars in Thousands)

Equity Division . . . . . . . . . . . . . . . . .      $ 88,601       39%            $ 82,718       37%
International Division  . . . . . . . . . . . . .        27,871       12               23,144       11
Capital Division:
  Corporate Finance Department  . . . . . . . . .        13,287        6               25,080       11
  Taxable Fixed Income Department . . . . . . . .        12,979        6               40,668       18
Investment Technology Group . . . . . . . . . . .        45,463       20               33,950       15
Convertible Division  . . . . . . . . . . . . . .         5,451        3                8,534        4
Other Unallocated Revenues. . . . . . . . . . . .        31,443       14                9,466        4
                                                       --------      ---             --------      ---
Total revenues  . . . . . . . . . . . . . . . . .      $225,095      100%            $223,560      100%
                                                       ========      ===             ========      ===





                              Page 15 of 19 Pages

  The following provides a breakdown of revenues by division for the three months ended September 30, 1994 and September 24, 1993.

                                                                  For the Three Months Ended
                                                         --------------------------------------
                                                         Sept 30, 1994                 Sept 24, 1993
                                                       -----------------             -----------------
                                                                     % of                          % of
                                                                     Total                         Total
                                                       Amount       Revenues         Amount       Revenues
                                                       ------       --------         ------       --------
                                                                      (Dollars in Thousands)
Equity Division . . . . . . . . . . . . . . . . .      $ 31,200       38%          $ 28,618          33%
International Division  . . . . . . . . . . . . .         9,334       11              8,663          10
Capital Division:
  Corporate Finance Department  . . . . . . . . .         5,112        6             13,325          16
  Taxable Fixed Income Department . . . . . . . .         2,942        4             14,399          17
Investment Technology Group . . . . . . . . . . .        16,319       20             13,395          16
Convertible Division  . . . . . . . . . . . . . .         1,938        2              2,751           3
Other Unallocated Revenues. . . . . . . . . . . .        15,321       19              4,104           5
                                                       --------      ---          ---------         ---

Total revenues  . . . . . . . . . . . . . . . . .      $ 82,166      100%          $ 85,255         100%
                                                       ========      ===           ========         ===





                              Page 16 of 19 Pages

                          PART II.  OTHER INFORMATION

                   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         (11)     Computation of Earnings Per Share (Page 18 attached)
         (27)     Financial Data Schedule

  (b)    Reports on Form 8-K.

         There were no reports filed on Form 8-K during the quarter ended
         September 30, 1994.





                              Page 17 of 19 Pages

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JEFFERIES GROUP, INC.
                                               (Registrant)



Date:    November 11, 1994        By:    /s/ Maxine Syrjamaki
                                         -------------------------------
                                             Maxine Syrjamaki
                                                Controller




                              Page 19 of 19 Pages