Form 10-K
JEFFERIES GROUP INC
filed 1995-03-30
CIK 717867

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. $142,368,480 as of March 24, 1995.

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practical date. 5,512,054 shares as of the close of business March 24, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE
                          See list on following page.

                           LOCATION OF EXHIBIT INDEX
        The index of exhibits is contained in Part IV herein on page 32.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JEFFERIES GROUP, INC.

                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
                                                                                          ----
Item 1.    Business.....................................................................    1
Item 2.    Properties...................................................................    6
Item 3.    Legal Proceedings............................................................    6
Item 4.    Submission of Matters to a Vote of Security Holders..........................    6

                                           PART II

Item 5.    Market for the Registrant's Common Stock and Related Security Holder
           Matters......................................................................    7
Item 6.    Selected Financial Data......................................................    8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................    9
Item 8.    Financial Statements and Supplementary Data..................................   13
Item 9.    Disagreements on Accounting and Financial Disclosure.........................   32

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant...........................   32
Item 11.   Executive Compensation.......................................................   32
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   32
Item 13.   Certain Relationships and Related Transactions...............................   32

                                           PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K............   32

                      DOCUMENTS INCORPORATED BY REFERENCE

                          TITLE OF DOCUMENT                                   PART OF FORM 10-K
                          -----------------                                   -----------------
Proxy Statement relating to 1995 Annual Meeting of Shareholders (to be
  filed).....................................................................     Part III

                Exhibit Index located on page 32 of this report.

                                     PART I

ITEM 1.  BUSINESS.

     Jefferies Group, Inc. is a holding company which, through its four primary subsidiaries, Jefferies & Company, Inc., Investment Technology Group, Inc., Jefferies International Limited and Jefferies Pacific Limited, is engaged in securities brokerage and trading, corporate finance and other financial services. The term "Company" refers, unless the context requires otherwise, to Jefferies Group, Inc., its subsidiaries, predecessor entities, and W & D Securities, Inc. The Company was originally incorporated in 1973 as a holding company for Jefferies & Company, Inc. and was reincorporated in Delaware on August 10, 1983. The Company and its various subsidiaries maintain offices in Los Angeles, New York, Short Hills, Jersey City, Chicago, Dallas, Boston, Atlanta, New Orleans, Houston, San Francisco, Stamford, London, Hong Kong and Zurich.

     As of December 31, 1994, the Company and its subsidiaries had 737 full-time employees, including 394 representatives registered with the National Association of Securities Dealers, Inc. ("NASD"). The Company's executive offices are located at 11100 Santa Monica Boulevard, Los Angeles, California 90025, and its telephone number is (310) 445-1199.

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

INVESTMENT TECHNOLOGY GROUP, INC.

     Investment Technology Group, Inc. is a holding company. Its wholly-owned subsidiary, ITG Inc. ("ITG") is a leading provider of automated securities trade execution and analysis services to institutional equity investors. ITG's two principal services are POSIT(R), the largest automated stock crossing system operated during trading hours, and QuantEX(R), a proprietary decision support system with integrated trade analysis, routing and management capabilities. These services employ proprietary software to enhance customers' trading efficiencies, access to market liquidity and portfolio analysis capabilities. To supplement ITG's POSIT(R) and QuantEX(R) services, ITG's ISIS service uses a database of securities, price and liquidity information to provide enhanced decision support in all aspects of its customers' trade execution and analysis activities.

     In March 1994, the Company formed a new subsidiary, Investment Technology Group, Inc. ("ITGI") for the purpose of eventually holding 100% of the stock of the broker-dealer subsidiary Investment Technology Group, Inc. whose name was then changed to ITG Inc.

     In May 1994, ITGI consummated an initial public offering (the "Offering") and issued 3,700,000 shares of common stock for $48.1 million ($13 per share), less underwriting discounts and commissions of $3.4 million and offering expenses of $1.1 million. Immediately prior to the consummation of the Offering, ITGI issued 15,000,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of ITG Inc. (10,000,000 shares) held by the Company. This transaction was accounted for as an exchange of ownership interests under common control and, therefore, the assets and liabilities of ITG Inc. were not revalued. As a result of these transactions, ITG Inc. became a wholly-owned subsidiary of ITGI. ITG Inc. has conducted, and will continue to conduct, the business activities of ITGI. Immediately following the offering, the Company owned over 80% of the outstanding common stock of ITGI.

     Immediately prior to the Offering, ITGI entered into an intercompany borrowing agreement with the Company permitting the borrowing by ITGI of up to $15,000,000. Any outstanding balance will be due March 31, 1999, and will accrue interest at 1.75% above the one month London Interbank Offering Rate.

     In addition, immediately prior to the Offering, ITGI declared a dividend payable to its then sole stockholder, Jefferies Group, Inc., in an amount of $17.0 million. Such dividend was paid after the consummation of the Offering.

JEFFERIES INTERNATIONAL LIMITED AND JEFFERIES PACIFIC LIMITED

     Jefferies International Limited ("JIL"), a broker-dealer subsidiary of the Company, was incorporated in 1986 in England. JIL is a member of The International Stock Exchange and The Securities and Futures Authority. JIL introduces customers trading in U.S. securities to Jefferies and also trades as a broker-dealer in international equity and convertible securities and American Depositary Receipts ("ADRs"). In 1995, JIL formed a wholly-owned subsidiary, Jefferies (Switzerland) AG, in Switzerland.

     Jefferies Pacific Limited ("JPL"), a broker subsidiary of the Company, was incorporated in 1992 in Hong Kong. JPL presently introduces foreign customers trading in U.S. securities to Jefferies. JPL commenced operations in 1993 and has not yet generated material revenues.

W & D SECURITIES, INC.

     W & D Securities, Inc. ("W & D") provides execution services primarily on the New York Stock Exchange ("NYSE") and other exchanges to Jefferies and ITG. In order to comply with regulatory requirements of the NYSE that generally prohibit NYSE members and their affiliates from executing, as principal and, in certain cases, as agent, transactions in NYSE-listed securities off the NYSE, the Company gave up its formal legal control of W & D, effective January 1, 1983, by exchanging all of the W & D common stock owned by it for non-voting preferred stock of W & D. The common stock of W & D is presently held by an officer of W & D who has agreed with the Company that, at the option of the Company, he will sell such stock to the Company for nominal consideration. In the event that the Company were to regain ownership of such common stock, the Company believes that the NYSE would assert that W & D would be in violation of the NYSE's rules unless similar arrangements satisfactory to the NYSE were made with respect to the ownership of the common stock.

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

     All of the Company's equity account executives are electronically interconnected through a system permitting simultaneous verbal and graphic communication of trading and order information by all participants. The Company believes that its execution capability is significantly enhanced by this system, which permits its account executives to respond to each other and to negotiate order indications directly with customers rather than through a separate trading department.

PRINCIPAL TRANSACTIONS

     In the regular course of its business, the Company takes securities positions as a market-maker to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, the Company exposes its own capital to the risk of fluctuations in market value. Trading profits (or losses) depend primarily upon the skills of the employees engaged in market-making and position taking, the amount of capital allocated to positions in securities and the general trend of prices in the securities markets.

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

     Equities. The Equities Division makes markets in over 400 over-the-counter equity and ADR securities, operates two specialist posts on the Boston Stock Exchange, and trades securities for its own account, as well as to accommodate customer transactions. The International Division engages in hedged trading involving securities listed or traded in both domestic and foreign markets.

     Taxable Fixed Income. The Taxable Fixed Income Department trades high grade and non-investment grade public and private debt securities. The Department specializes in trading and making markets in over 300 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. At December 31, 1994, the aggregate long and short market value of these positions was $21.5 million and $3.1 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are generally available from a small number of dealers.

     Convertible Securities and Warrants. The Company also trades domestic and international convertible securities and warrants and assists corporate and institutional clients in identifying attractive investments in these securities and warrants.

     Other Proprietary Trading. The Company invests in merger related arbitrage activities through relationships with independent management firms pursuant to which the Company delegates investment decisions to the managers. In 1994, the Company hired an analytical trading group to engage in statistically-defined market-neutral strategies in the equities markets to earn above market rates on invested capital.

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

INTEREST

     The Company derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses, in connection with its securities borrowed/securities loaned activity. The Company also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments.

     Securities Borrowed/Securities Loaned. In connection with both its trading and brokerage activities, the Company borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. The Company has an active securities borrowed and lending matched book business ("Matched Book"), in which the Company borrows securities from one party and lends them to another party. When the Company borrows securities, the Company provides cash to the lender as collateral, which is reflected in the Company's financial statements as receivable from brokers and dealers. The Company earns interest revenues on this cash collateral. Similarly, when the Company lends securities to another party, that party provides cash to the Company as collateral, which is reflected in the Company's financial statements as payable to brokers and dealers. The Company pays interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of the Company's interest revenues and interest expense results from the Matched Book activity.

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

     Member firms of the NYSE generally are prohibited from effecting transactions when acting as principal and, in certain cases, as agents, in listed equity securities off the NYSE, and therefore, unlike Jefferies, are precluded from effecting such transactions in the third market. Such firms may execute certain transactions in listed equity securities in the third market for customers, although typically they do not do so. Since firms which the Company regards as its major competitors in the execution of transactions in equity securities for institutional investors are members of the NYSE, any removal of these prohibitions could adversely affect the Company's business.

REGULATION

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally the NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the Commission. Securities firms are also subject to regulation by state securities commissions in those states in which they do business. Jefferies is registered as a broker-dealer in 50 states and the District of Columbia. ITG Inc. is registered as a broker-dealer in 49 states and the District of Columbia. W & D is registered as a broker-dealer in 23 states.

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

     As registered broker-dealers, Jefferies, ITG Inc. and W & D are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a member's insolvency, the SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

     Net Capital Requirements. Every U.S. registered broker-dealer doing business with the public is subject to the Commission's Uniform Net Capital Rule (the "Rule"), which specifies minimum net capital requirements. Jefferies Group, Inc. is not a registered broker-dealer and is therefore not subject to the Rule; however, its United States broker-dealer subsidiaries are subject thereto.

     The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the "primary method") or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the "alternative method"). Jefferies, ITG Inc. and W & D use the alternative method of calculation.

     Compliance with applicable net capital rules could limit operations of Jefferies or ITG Inc., such as underwriting and trading activities, that require use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies or ITG Inc. to the Company. As of December 31, 1994, Jefferies' net capital of $78.6 million exceeded its minimum net capital requirements by $71.1 million, ITG Inc.'s net capital of $18.2 million exceeded its minimum net capital requirements by $18.0 million, and W & D's net capital of $837,000 exceeded its minimum net capital requirements by $587,000. See note 13 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES.

     The Company maintains sales offices in Los Angeles, New York, Short Hills, Chicago, Dallas, Boston, Atlanta, New Orleans, Houston, San Francisco, Stamford, London, Hong Kong and Zurich. In addition, the Company maintains operations offices in Los Angeles and Jersey City. The Company leases all of its office space which management believes is adequate for the Company's business. For information concerning leasehold improvements and rental expense, see notes 1, 6 and 11 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

     In re Nasdaq Market-Makers Antitrust Litigation. Beginning in July 1994, antitrust class actions were commenced against Jefferies and over thirty other defendants in various federal courts. Following the filing of those lawsuits, the Antitrust Division of the United States Department of Justice and the Securities and Exchange Commission commenced investigations into certain issues related to the allegations of the lawsuits. As far as Jefferies is aware, those investigations are continuing.

     In October 1994, the lawsuits were consolidated for discovery purposes in the United States District Court for the Southern District of New York. The consolidated complaint alleges that the defendants violated the antitrust laws by conspiring to fix the "spread" paid by plaintiffs and class members to trade in certain unspecified Nasdaq securities, by refusing to quote bids and asks in so-called "odd-eighths." The cases purport to be brought on behalf of all persons who purchased or sold certain unspecified securities on the Nasdaq National Market during the period May 1, 1989 to May 27, 1994. The plaintiffs seek damages in an unspecified amount, injunctive relief, and attorneys' fees and costs. Discovery of the parties has not yet begun, and plaintiffs have not yet asked the Court to certify the case to proceed as a class action. Jefferies and the other defendants have filed a motion to dismiss the actions, which is pending before the Court. Jefferies denies any wrongdoing and intends to vigorously defend the lawsuits.

     Other. Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company's management believes that pending litigation will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

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

                                                                             HIGH     LOW
                                                                             ----     ---
    1994
      First Quarter......................................................    45 3/4   28 1/2
      Second Quarter.....................................................    44 1/2    37
      Third Quarter......................................................     38       29
      Fourth Quarter.....................................................    36 3/4   28 1/2
    1993
      First Quarter......................................................    28 1/2   19 1/2
      Second Quarter.....................................................    30 1/4   26 1/2
      Third Quarter......................................................    36 1/4    27
      Fourth Quarter.....................................................    40 1/2   32 1/2

     There were approximately 280 holders of record of the Company's Common Stock at December 31, 1994.

     In 1988, the Company instituted a policy of paying regular quarterly cash dividends. There are no restrictions on the Company's present ability to pay dividends on Common Stock, other than the applicable provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

                                                        FIRST      SECOND       THIRD      FOURTH
                                                       QUARTER     QUARTER     QUARTER     QUARTER
                                                       -------     -------     -------     -------
    1994...........................................     $ .05       $ .05       $ .05       $ .05
    1993...........................................     $ .05       $ .05       $ .05       $ .05

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected data presented below as of and for each of the years in the five-year period ended December 31, 1994, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. Such data should be read in connection with the consolidated financial statements contained on pages 13 through 31.

                                                                             YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------------
                                                           1994          1993          1992          1991          1990
                                                        ----------    ----------    ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
EARNINGS STATEMENT DATA
Revenues:
  Commissions........................................   $  155,295    $  138,133    $  106,756    $   84,339    $   82,098
  Principal transactions.............................       67,013        83,361        86,364        69,972        43,417
  Corporate finance..................................       40,665        72,442        23,888        16,745         8,936
  Interest...........................................       51,223        21,693        16,801        23,939        32,975
  Other..............................................        1,902         2,512         1,632           955           661
                                                        ----------    ----------    ----------    ----------    ----------
    Total revenues...................................      316,098       318,141       235,441       195,950       168,087
Interest expense.....................................       41,626        17,457        13,250        15,959        23,825
                                                        ----------    ----------    ----------    ----------    ----------
Revenues, net of interest expense....................      274,472       300,684       222,191       179,991       144,262
                                                        ----------    ----------    ----------    ----------    ----------
Non-interest expenses:
  Compensation and benefits..........................      145,372       167,546       118,253        92,294        75,408
  Floor brokerage and clearing fees..................       18,660        15,925        13,830        11,593        12,142
  Telecommunications and data processing services....       20,997        19,040        17,059        16,034        13,839
  Occupancy and equipment rental.....................       14,271        12,757        12,126        12,767         7,755
  Travel and promotional.............................        8,909         8,587         5,574         3,880         3,856
  Software royalties.................................        5,028         4,026         2,229         1,444         1,035
  Other..............................................       30,456        25,459        19,451        24,134        18,045
                                                        ----------    ----------    ----------    ----------    ----------
    Total non-interest expenses......................      243,693       253,340       188,522       162,146       132,080
                                                        ----------    ----------    ----------    ----------    ----------
Operating income.....................................       30,779        47,344        33,669        17,845        12,182
Other income:
  Gain on initial public offering of Investment
    Technology Group, Inc............................        8,257            --            --            --            --
                                                        ----------    ----------    ----------    ----------    ----------
Earnings before income taxes, minority interest and
  cumulative effect of change in accounting
  principle..........................................       39,036        47,344        33,669        17,845        12,182
Income taxes.........................................       17,568        19,755        14,937         7,975         5,459
                                                        ----------    ----------    ----------    ----------    ----------
Earnings before minority interest and cumulative
  effect of change in accounting principle...........       21,468        27,589        18,732         9,870         6,723
Minority interest....................................        1,244            --            --            --            --
                                                        ----------    ----------    ----------    ----------    ----------
Earnings before cumulative effect of change in
  accounting principle...............................       20,224        27,589        18,732         9,870         6,723
Cumulative effect on prior years of change in
  accounting principle...............................           --         1,358            --            --            --
                                                        ----------    ----------    ----------    ----------    ----------
    Net earnings.....................................   $   20,224    $   28,947    $   18,732    $    9,870    $    6,723
                                                        ==========    ==========    ==========    ==========    ==========
Earnings per share of Common Stock
  Primary earnings before cumulative effect of
    accounting change................................   $     3.25    $     5.37    $     3.82    $     1.74    $     1.11
  Cumulative effect of accounting change.............           --           .26            --            --            --
                                                        ----------    ----------    ----------    ----------    ----------
  Primary earnings...................................   $     3.25    $     5.63    $     3.82    $     1.74    $     1.11
                                                        ==========    ==========    ==========    ==========    ==========
  Fully diluted earnings before cumulative effect of
    accounting change................................   $     3.25    $     4.66    $     3.08    $     1.57    $     1.10
  Cumulative effect of accounting change.............           --           .22            --            --            --
                                                        ----------    ----------    ----------    ----------    ----------
  Fully diluted earnings.............................   $     3.25    $     4.88    $     3.08    $     1.57    $     1.10
                                                        ==========    ==========    ==========    ==========    ==========
Weighted average shares of Common Stock
  Primary............................................    6,189,000     5,145,000     4,898,000     5,686,000     6,073,000
  Fully diluted......................................    6,189,000     6,177,000     6,694,000     7,520,000     7,907,000
SELECTED BALANCE SHEET DATA
Total assets.........................................   $1,557,348    $1,388,403    $  531,040    $  528,984    $  602,186
Subordinated debt....................................   $   59,570    $    9,968    $   40,978    $   40,428    $   40,288
Total stockholders' equity...........................   $  163,235    $  144,558    $   96,582    $   78,085    $   86,370
Book value per share of Common Stock.................   $    29.12    $    25.38    $    20.84    $    17.05    $    14.53
Shares outstanding...................................    5,605,038     5,695,427     4,633,435     4,578,980     5,943,973

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile.

     Total assets increased $168.9 million from $1,388.4 million at December 31, 1993 to $1,557.3 million at December 31, 1994. The increase is mostly due to an increase in receivable from brokers and dealers related to securities borrowed. The increase in securities borrowed is a result of an increase in payables to brokers and dealers (related to securities loaned). The increases in cash and cash equivalents and securities owned is similar in magnitude to the net proceeds from Jefferies Group, Inc.'s $50,000,000 Senior Note offering and Investment Technology Group, Inc.'s initial public offering.

     Total liabilities increased $150.3 million from $1,243.8 million at December 31, 1993 to $1,394.1 million at December 31, 1994. The increase is mostly due to the before-mentioned increases in payable to brokers and dealers and long-term debt.

     The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a summary of revenues by source for the past three years.

                                                            YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                               1994                  1993                  1992
                                        -------------------   -------------------   -------------------
                                                     % OF                  % OF                  % OF
                                                    TOTAL                 TOTAL                 TOTAL
                                         AMOUNT    REVENUES    AMOUNT    REVENUES    AMOUNT    REVENUES
                                        --------   --------   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Equities Division.....................  $123,236        39%   $115,678        36%   $100,221        43%
Investment Technology Group...........    54,265        17      47,450        15      28,763        12
International Division................    29,441         9      23,767         7      22,509         9
Taxable Fixed Income Department.......     7,945         2      24,928         8      33,445        14
Convertible Division..................     5,154         2       6,995         2       6,695         3
Other Proprietary Trading.............     2,267         1       2,676         1       1,487         1
Corporate Finance.....................    40,665        13      72,442        23      23,888        10
Interest..............................    51,223        16      21,693         7      16,801         7
Other.................................     1,902         1       2,512         1       1,632         1
                                        --------   -------    --------   -------    --------   -------
          Total revenues..............  $316,098       100%   $318,141       100%   $235,441       100%
                                        ========   =======    ========   =======    ========   =======

1994 COMPARED TO 1993

     Revenues, net of interest expense, decreased $26.2 million, or 9%, in 1994 as compared to 1993. The decrease was due primarily to a $31.8 million, or 44%, decrease in corporate finance, a $16.3 million, or 20%, decrease in principal transactions and a $610,000 decrease in other revenues. These decreases were partially offset by a $17.2 million, or 12%, increase in commissions and a $5.4 million increase in net interest income (interest revenues less interest expense). Commission revenues increased mostly due to higher commission revenues in Investment Technology Group, the Equities Division and the International Division. Revenues from principal transactions declined primarily due to decreased Taxable Fixed Income Department trading revenues. Corporate finance revenues decreased in 1994 because of a reduction in underwriting and private placement activity. Additionally, 1993 included one transaction which accounted for $16 million of revenue.

Other revenues decreased due mostly to the absence of 1993's $700,000 gain from the termination of an office lease. Net interest income increased as the $29.5 million increase in interest revenues exceeded the $24.2 million increase in interest expense. Interest revenues increased primarily due to interest on higher securities borrowed and investment balances. The related increases in interest on securities loaned and customer short balances only partially offset the higher interest revenues.

     Total non-interest expenses decreased $9.6 million, or 4%, in 1994 as compared to 1993. Compensation and benefits decreased $22.2 million, or 13%. A $40.6 million decrease in performance-based compensation was partially offset by a $7.7 million increase in salaries and a $5.8 million increase in sales commissions. Salaries increased due mostly to the increased number of employees in the International Division, Investment Technology Group and the Corporate Finance Department. Sales commissions were up partly due to a change for certain account executives from departmental profitability-based to an individual production-based compensation and partly due to higher commission revenues and higher commission payout rates on certain types of transactions. Other expense increased $5.0 million, or 20%, primarily due to higher soft dollar and technology development expenses. Floor brokerage and clearing fees increased $2.7 million, or 17%, mostly due to increased futures business and higher trade volume. Telecommunications and data processing services increased $2.0 million, or 10%, due to higher trade volume and personnel increases. Occupancy and equipment rental increased $1.5 million, or 12%, mostly due to the addition of new sales offices. Software royalties increased $1.0 million, or 25%, due to the increase in POSIT(R) commissions. Travel and promotional expense remained relatively unchanged as compared to the prior year's period.

     As a result of the above, operating income decreased $16.6 million, or 35%.

     In addition, Jefferies Group, Inc. recorded an $8.3 million gain related to the initial public offering of Investment Technology Group, Inc. The minority stockholders' ownership interests reduce Jefferies Group, Inc.'s ownership of Investment Technology Group, Inc. to just over 80%. (See Initial Public Offering of Investment Technology Group, Inc. in the Notes to Consolidated Financial Statements.)

     Earnings before income taxes, minority interest and cumulative effect of change in accounting principle were down $8.3 million, or 18%.

     Earnings before cumulative effect of change in accounting principle were down 27% to $20.2 million, as compared to $27.6 million in 1993. Minority interest of $1.2 million in 1994 represents approximately 19.8% of ITGI's net earnings since the initial public offering. The effective tax rate was approximately 45% in 1994 compared to approximately 42% in 1993. The 1993 period included a $1.1 million adjustment of prior years' estimated tax liabilities to actual which resulted in a lower tax rate for 1993.

     The cumulative effect of the change in accounting for income taxes required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", was a $1.4 million benefit in 1993. This increased 1993's net earnings to $28.9 million.

     Primary earnings per share were $3.25 in 1994 on 6.2 million shares compared to $5.63 in 1993 on 5.1 million shares. Primary shares increased largely due to the conversion, in late 1993, of $29,731,000 aggregate principal amount of 8 1/2% Convertible Subordinated Debentures and $1,690,000 aggregate principal amount of 7% Convertible Subordinated Notes into an aggregate of 1,366,092 shares of the Company's Common Stock. Fully diluted earnings per share were $3.25 in 1994 on 6.2 million shares compared to $4.88 in 1993 on 6.2 million shares. The cumulative effect of the change in accounting principle increased 1993's earnings per share by $.26 on primary shares and $.22 on fully diluted shares.

1993 COMPARED TO 1992

     Revenues, net of interest expense, increased $78.5 million, or 35%, in 1993 as compared to 1992. The increase was primarily due to a $48.6 million, or 203%, increase in corporate finance activity and an $18.7 million, or 65%, increase in Investment Technology Group activity. Commission revenues increased $31.4 million, or 29%, net interest income (interest revenues less interest expense) increased $685,000, or 19%, and other revenues increased $880,000, or 54%, while principal transactions decreased $3.0 million, or 3%. The increase in corporate finance was due to increased activity in underwriting, private placement and financial advisory fees, including approximately $16 million in fees from one underwriting. The increase in commissions was mostly attributable to increases in transactions conducted through POSIT(R) and QuantEX(R), two of the Company's investment technology products. Net interest income increased as the $4.9 million increase in interest revenues exceeded the $4.2 million increase in interest expense. Interest revenues increased primarily due to higher securities borrowed balances. The related increases in interest on securities loaned and customer short balances only partially offset the higher interest revenues. The increase in other revenues was mostly due to income related to the termination of an office lease and foreign currency transaction gains. Principal trading decreased mostly due to a reduction in trading gains of the Taxable Fixed Income Department partially offset by the improved performance of the Company's Over-The-Counter Department.

     Total non-interest expenses increased $64.8 million, or 34%, in 1993 as compared to 1992. The increase in total expenses was due to an increase of $49.3 million, or 42%, in compensation and benefits, an increase of $6.0 million, or 31%, in other expense, an increase of $3.0 million, or 54%, in travel and promotional expense, an increase of $2.1 million, or 15%, in floor brokerage and clearing fees, an increase of $2.0 million, or 12%, in telecommunications and data processing services and an increase of $1.8 million, or 81%, in software royalties. Compensation and benefits increased mostly due to an increase in profitability-based compensation (including a $4 million increase in expense related to ITG's performance share plan), payouts related to higher commission revenues and additional personnel. (See notes 10 and 15 of Notes to Consolidated Financial Statements.) Other expense increased mostly due to an increase in soft dollar expenses and research and consulting. Travel and promotional expense increased due mostly to an increased use of airfare and accommodations. Floor brokerage and clearing fees increased due to increased volumes of business executed on the various exchanges. Telecommunications and data processing services increased due to an increase in the number of offices. Software royalties increased as a result of higher revenue associated with POSIT(R). Occupancy and equipment rental expenses remained relatively unchanged as compared to the 1992 period.

     As a result of the above, earnings before income taxes, minority interest and cumulative effect of change in accounting principle increased from $33.7 million in 1992 to $47.3 million in 1993. The $13.7 million increase was chiefly due to the increase in revenues from corporate finance activity and investment technology commissions.

     Earnings before cumulative effect of change in accounting principle were up 47% to $27.6 million, as compared to $18.7 million in the 1992 period. The effective tax rate was approximately 42% for 1993 compared to 44% for the 1992 period. An adjustment of prior years' estimated tax liabilities, to actual, resulted in the lower tax rate for the 1993 period.

     The cumulative effect of the change in accounting for income taxes required by SFAS 109 was a $1.4 million benefit. This increased net earnings to $28.9 million, which represents an increase of $10.2 million, or 55%, over the 1992 period.

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

     The Company's assets are financed by equity capital, senior debt, subordinated debt, customer free credit balances, bank loans and other payables. Bank loans represent secured and unsecured short-term borrowings (usually overnight) which are generally payable on demand. Secured bank loans are collateralized by a combination of customer, noncustomer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has letters of credit outstanding which are used in the normal course of business to satisfy various collateral requirements in lieu of depositing cash or securities.

     Jefferies, ITG Inc. and W & D are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, ITG Inc. and W & D have consistently operated in excess of the minimum requirements. At December 31, 1994, Jefferies had regulatory net capital, after adjustments as required by the Commission's Uniform Net Capital Rule, of $78.6 million, which exceeded the minimum net capital requirements by $71.1 million. At December 31, 1994, ITG Inc. had regulatory net capital, after adjustments as required by the Commission's Uniform Net Capital Rule, of $18.2 million, which exceeded the minimum net capital requirements by $18.0 million. At December 31, 1994, W & D had regulatory net capital, after adjustments as required by the Commission's Uniform Net Capital Rule, of $837,000, which exceeded the minimum net capital requirements by $587,000. Jefferies, ITG Inc. and W & D use the alternative method of calculating their regulatory net capital.

     In April 1994, Jefferies Group, Inc. issued $50,000,000 face value of 8.875% Senior Notes due 2004 (the "Notes") in a private placement. Pursuant to a registration statement filed in July 1994, Jefferies Group, Inc. exchanged all of the Notes for new 8.875% Series B Senior Notes due 2004. Also in 1994, the Company repurchased 690,773 shares of its Common Stock at prices ranging from $31.25 to $37.45.

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

EFFECTS OF CHANGES IN FOREIGN CURRENCY RATES

     The Company maintains a foreign securities business in its foreign offices (London, Hong Kong and Zurich) as well as in some of its domestic offices. Most of these activities are hedged by related foreign currency liabilities or by forward exchange contracts. However, the Company is still subject to some foreign currency risk. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in the Company's Consolidated Statements of Earnings) or a foreign currency translation adjustment to the Stockholders' equity section of the Company's Consolidated Statements of Financial Condition.

     For an assessment of risk, see Part I, Item 1, Business sections "Principal Transactions," "Corporate Finance," "Interest," and "Competition" and see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations section "Effects of Changes in Foreign Currency Rates."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                       ------
Consolidated Financial Statements of Jefferies Group, Inc. and Subsidiaries
Independent Auditors' Report...........................................................     14
Consolidated Statements of Financial Condition as of December 31, 1994 and 1993........     15
Consolidated Statements of Earnings for the Three Years Ended December 31, 1994........     16
Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended
  December 31, 1994....................................................................     17
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1994......     18
Notes to Consolidated Financial Statements.............................................     19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  JEFFERIES GROUP, INC.:

     We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements, the Company changed its accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                          KPMG Peat Marwick LLP

Los Angeles, CA
January 27, 1995

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1994 AND 1993
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        1994           1993
                                                                      ---------     ----------
                                     ASSETS
Cash and cash equivalents.........................................   $   71,381     $   26,910
Receivable from brokers and dealers...............................    1,149,670      1,069,384
Receivable from customers, officers and directors.................      105,880        116,935
Securities owned..................................................      144,940        114,808
Premises and equipment............................................       21,071         18,638
Other assets......................................................       64,406         41,728
                                                                     ----------     ----------
                                                                     $1,557,348     $1,388,403
                                                                     ==========     ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans........................................................   $      866     $   45,928
Payable to brokers and dealers....................................      840,833        615,216
Repurchase agreements.............................................       18,696             --
Payable to customers..............................................      325,396        405,726
Securities sold, not yet purchased................................       60,587         74,235
Accrued expenses and other liabilities............................       82,029         92,772
                                                                     ----------     ----------
                                                                      1,328,407      1,233,877
Long-term debt....................................................       59,570          9,968
Minority interest.................................................        6,136             --
                                                                     ----------     ----------
                                                                      1,394,113      1,243,845
                                                                     ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value. Authorized 1,000,000 shares;
     none issued..................................................           --             --
  Common stock, $.01 par value. Authorized 25,000,000 shares;
     issued 9,017,710 shares in 1994 and 8,907,817 shares in
     1993.........................................................           90             89
  Additional paid-in capital......................................       51,120         34,930
  Retained earnings...............................................      165,597        146,949
  Less:
     Treasury stock, at cost; 3,412,672 shares in 1994 and
      3,212,390 shares in 1993....................................      (52,958)       (35,695)
     Currency translation adjustments.............................         (465)          (652)
     Additional minimum pension liability.........................         (149)        (1,063)
                                                                     ----------     ----------
       Net stockholders' equity...................................      163,235        144,558
                                                                     ----------     ----------
                                                                     $1,557,348     $1,388,403
                                                                     ==========     ==========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1994
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        1994          1993          1992
                                                                     ----------    ----------    ----------
Revenues:
  Commissions......................................................  $  155,295    $  138,133    $  106,756
  Principal transactions...........................................      67,013        83,361        86,364
  Corporate finance................................................      40,665        72,442        23,888
  Interest.........................................................      51,223        21,693        16,801
  Other............................................................       1,902         2,512         1,632
                                                                     ----------    ----------    ----------
    Total revenues.................................................     316,098       318,141       235,441
  Interest expense.................................................      41,626        17,457        13,250
                                                                     ----------    ----------    ----------
    Revenues, net of interest expense..............................     274,472       300,684       222,191
                                                                     ----------    ----------    ----------
Non-interest expenses:
  Compensation and benefits........................................     145,372       167,546       118,253
  Floor brokerage and clearing fees................................      18,660        15,925        13,830
  Telecommunications and data processing services..................      20,997        19,040        17,059
  Occupancy and equipment rental...................................      14,271        12,757        12,126
  Travel and promotional...........................................       8,909         8,587         5,574
  Software royalties...............................................       5,028         4,026         2,229
  Other............................................................      30,456        25,459        19,451
                                                                     ----------    ----------    ----------
    Total non-interest expenses....................................     243,693       253,340       188,522
                                                                     ----------    ----------    ----------
    Operating income...............................................      30,779        47,344        33,669
  Other income -- gain on initial public offering of Investment
    Technology Group, Inc. (note 15)...............................       8,257            --            --
                                                                     ----------    ----------    ----------
    Earnings before income taxes, minority interest and cumulative
      effect of change in accounting principle.....................      39,036        47,344        33,669
Income taxes.......................................................      17,568        19,755        14,937
                                                                     ----------    ----------    ----------
    Earnings before minority interest and cumulative effect of
      change in accounting principle...............................      21,468        27,589        18,732
Minority interest in earnings of consolidated subsidiaries, net....       1,244            --            --
                                                                     ----------    ----------    ----------
    Earnings before cumulative effect of change in accounting
      principle....................................................      20,224        27,589        18,732
Cumulative effect of change in accounting principle................          --         1,358            --
                                                                     ----------    ----------    ----------
    Net earnings...................................................  $   20,224    $   28,947    $   18,732
                                                                     ==========    ==========    ==========
Primary earnings per share:
  Earnings before cumulative effect of change in accounting
    principle......................................................  $     3.25    $     5.37    $     3.82
  Cumulative effect of change in accounting principle..............          --           .26            --
                                                                     ----------    ----------    ----------
    Net earnings...................................................  $     3.25    $     5.63    $     3.82
                                                                     ==========    ==========    ==========
Fully diluted earnings per share:
  Earnings before cumulative effect of change in accounting
    principle......................................................  $     3.25    $     4.66    $     3.08
  Cumulative effect of change in accounting principle..............          --           .22            --
                                                                     ----------    ----------    ----------
    Net earnings...................................................  $     3.25    $     4.88    $     3.08
                                                                     ==========    ==========    ==========
Weighted average shares of common stock:
  Primary..........................................................   6,189,000     5,145,000     4,898,000
  Fully diluted....................................................   6,189,000     6,177,000     6,694,000
                                                                     ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                                                                                                       ADDITIONAL
                                       ADDITIONAL                                          CURRENCY     MINIMUM          NET
                             COMMON     PAID-IN     RETAINED   TREASURY      DEFERRED     TRANSLATION   PENSION     STOCKHOLDERS'
                              STOCK     CAPITAL     EARNINGS     STOCK     COMPENSATION   ADJUSTMENT   LIABILITY       EQUITY
                             -------   ----------   --------   ---------   ------------   ----------   ----------   -------------
Balance, December 31,
 1991......................    $83       $25,985    $101,178    $(47,860)     $(1,301)     $   --        $    --      $ 78,085
Exercise of stock options
 (533,794 shares)..........      6         8,030          --         --            --          --             --         8,036
Purchase of 479,339 shares
 of treasury stock.........     --            --          --      (8,120)          --          --             --        (8,120)
Repayment of ESOP loan.....     --            --          --         --         1,301          --             --         1,301
Net earnings...............     --            --      18,732         --            --          --             --        18,732
Dividends paid.............     --            --        (916)        --            --          --             --          (916)
Currency translation
 adjustment................     --            --          --         --            --        (536)            --          (536)
                                --
                              ----       -------    --------    --------      -------      ------        -------      --------
Balance, December 31,
 1992......................     89        34,015     118,994     (55,980)          --        (536)            --        96,582
Exercise of stock options
 (42,565 shares)...........     --           885          --          --           --          --             --           885
Purchase of 351,837 shares
 of treasury stock.........     --            --          --     (11,228)          --          --             --       (11,228)
Issuance of restricted
 stock (5,172 shares)......     --            --          --          93           --          --             --            93
Conversion of convertible
 debt into common shares
 (1,366,092 shares)........     --            30          --      31,420           --          --             --        31,450
Additional minimum pension
 liability.................     --            --          --          --           --          --         (1,063)       (1,063)
Net earnings...............     --            --      28,947          --           --          --             --        28,947
Dividends paid.............     --            --        (992)         --           --          --             --          (992)
Currency translation
 adjustment................     --            --          --          --           --        (116)            --          (116)
                                --
                              ----       -------    --------   ---------      -------      ------        -------      --------
Balance, December 31,
 1993......................     89        34,930     146,949     (35,695)          --        (652)        (1,063)      144,558
Exercise of stock options
 (124,893 shares)..........      1         2,936          --         216           --          --             --         3,153
Purchase of 690,773 shares
 of treasury stock.........     --            --          --     (24,190)          --          --             --       (24,190)
Issuance of common stock
 (438,492 shares)..........     --        13,119          --       5,945           --          --             --        19,064
Issuance of restricted
 stock (19,318 shares).....     --           135          --         213           --          --             --           348
Capital Accumulation Plan
 distribution (17,681
 shares)...................     --            --          --         553           --          --             --           553
Reduction in additional
 minimum pension
 liability.................     --            --          --          --           --          --            914           914
Increase in proportionate
 share of subsidiary's
 equity related to
 subsidiary's purchase of
 treasury stock............     --            --        (407)         --           --          --             --          (407)
Net earnings...............     --            --      20,224          --           --          --             --        20,224
Dividends paid.............     --            --      (1,169)         --           --          --             --        (1,169)
Currency translation
 adjustment................     --            --          --          --           --         187             --           187
                                --
                              ----       -------    --------    --------      -------      ------        -------      --------
Balance, December 31,
 1994......................    $90       $51,120    $165,597    $(52,958)     $    --      $ (465)       $  (149)     $163,235
                              ====       =======    ========    ========      =======      ======        =======      ========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                                                                          1994        1993         1992
                                                                        --------    ---------    --------
Cash flows from operating activities:
  Net earnings.......................................................   $ 20,224    $  28,947    $ 18,732
                                                                        --------    ---------    --------
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Depreciation and amortization....................................      7,921        6,665       6,080
    Deferred income taxes............................................     15,945       (7,438)     (1,103)
    (Increase) decrease in receivables:
      Brokers and dealers............................................    (80,286)    (797,034)     25,727
      Customers, officers and directors..............................     11,055      (22,588)     22,507
    Increase in securities owned.....................................    (30,132)     (11,815)    (35,140)
    (Increase) decrease in other assets..............................    (39,366)     (13,484)      5,365
    Increase (decrease) in payables:
      Brokers and dealers............................................    225,617      467,602     (28,928)
      Customers......................................................    (80,330)     254,641      16,350
    Increase (decrease) in securities sold, not yet purchased........    (13,648)      26,312       1,724
    Increase (decrease) in accrued expenses and other liabilities....     (9,829)      45,507         652
                                                                        --------    ---------    --------
      Net cash provided by (used in) operating activities............     27,171      (22,685)     31,966
                                                                        --------    ---------    --------
Cash flows from financing activities:
  Net proceeds from (payments on) bank loans.........................    (45,062)      45,928      (5,686)
  Issuance of long-term debt.........................................     49,302           --          --
  Net proceeds (payments) from:
    Repurchase of treasury stock.....................................    (24,190)     (11,228)     (8,120)
    Repayment of ESOP loan...........................................         --           --       1,301
    Dividends paid...................................................     (1,169)        (992)       (916)
  Proceeds from exercise of stock options............................      3,153          885       8,036
  Increase in minority interest......................................      6,136           --          --
  Increase in proportionate share of subsidiary's equity.............       (407)          --          --
  Distribution of Capital Accumulation Plan shares...................        553           --          --
  Proceeds from repurchase agreements................................     18,696           --          --
  Issuance of restricted shares......................................        348           93          --
  Issuance of common shares..........................................     19,064           --          --
                                                                        --------    ---------    --------
      Net cash provided by (used in) financing activities............     26,424       34,686      (5,385)
                                                                        --------    ---------    --------
Cash flows from investing activities -- purchase of premises and
  equipment..........................................................   $ (9,311)     (10,053)     (6,903)
                                                                        --------    ---------    --------
Effect of currency translation on cash...............................        187         (116)       (536)
                                                                        --------    ---------    --------
      Net increase in cash and cash equivalents......................     44,471        1,832      19,142
Cash and cash equivalents at beginning of year.......................     26,910       25,078       5,936
                                                                        --------    ---------    --------
Cash and cash equivalents at end of year.............................   $ 71,381    $  26,910    $ 25,078
                                                                        ========    =========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest.........................................................   $ 37,435    $  15,970    $ 13,282
    Income taxes.....................................................      9,793       20,112      16,007
                                                                        ========    =========    ========

Supplemental disclosure of noncash financing activities:
  In September 1993, the Company called for redemption of all of its then outstanding convertible subordinated debentures and notes. Holders of $29,731,000 face value of 8-1/2% Convertible Subordinated Debentures and $1,690,000 face value of 7% Convertible Subordinated Notes elected to convert their debentures and notes into 1,366,092 shares of the Company's common stock.
  In 1993, the Company recognized an additional minimum pension liability of $1,063,000 related to the Company's pension plan, which resulted in an increase to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity. In 1994, the additional minimum pension liability included in stockholder' equity of $149,000 resulted from a decrease of $914,000 to accrued expenses and other liabilities and an offsetting increase in stockholders' equity.

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1993

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. (Company) and all subsidiaries, including Jefferies & Company, Inc. (Jefferies) and Investment Technology Group, Inc. (ITGI) and its wholly owned subsidiary, ITG Inc. (ITG). The accounts of W & D Securities, Inc. (W & D) are also consolidated because of the nature and extent of the Company's ownership interest in W & D. The Company and its subsidiaries are primarily engaged in equity and taxable fixed income securities brokerage and trading. Operations of the Company include agency and principal transactions and other securities-related financial services.

     All significant intercompany accounts and transactions are eliminated in consolidation.

SECURITIES TRANSACTIONS

     Starting January 1, 1993, all transactions in securities, commission revenues and related expenses are recorded on a trade-date basis, which does not differ materially from the Company's previously used settlement-date basis.

     Securities owned and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities owned, securities borrowed or purchased under agreements to sell, and certain receivables are carried at fair value or contracted amounts, which approximate fair value. Similarly, liabilities including bank loans, securities sold, not yet purchased, securities loaned or sold under agreements to repurchase, and certain payables are carried at amounts approximating fair value.

     The Company has derivative financial instrument positions in option contracts and foreign exchange forward contracts which are measured at fair value with gains and losses recognized in earnings. The gross contracted or notional amount of these contracts is not reflected in the consolidated statement of financial condition.

PREMISES AND EQUIPMENT

     Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

GOODWILL

     Goodwill, which represents the excess of cost over net assets acquired, is amortized on a straight-line basis over the expected ten-year period to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through future operating cash flows of the acquired business.

CAPITALIZED SOFTWARE

     The Company capitalizes software development costs where technological feasibility of the product has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The Company is amortizing capitalized software costs using the straight-line method over the estimated economic useful life. Amortization begins when the product is available for release to the customers. As of December 31, 1994 and 1993, respectively, the Company had $2.0 million and $418,000 of capitalized software costs, net of accumulated amortization included in other assets. In 1994, 1993 and 1992, the Company amortized software costs of $173,000.

INCOME TAXES

     The Company files a consolidated U.S. Federal income tax return which includes all qualifying subsidiaries. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred income taxes are provided for temporary differences in reporting certain items, principally state income taxes, depreciation, deferred compensation and unrealized gains and losses on securities owned. Tax credits are recorded as a reduction of income taxes when realized.

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

     Effective January 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of earnings.

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

CASH AND CASH EQUIVALENTS

     The Company generally invests its excess cash in money market funds and other short-term investments. At December 31, 1994 and 1993, such cash equivalents amounted to $49,174,000 and $4,500,000, respec-

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

tively. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days.

REPURCHASE AGREEMENTS

     Repurchase agreements consist of sales of U.S. Treasury notes under agreements to repurchase. They are treated as collateralized financing transactions and are recorded at their contracted repurchase amount. At December 31, 1994, the Company had two repurchase agreements outstanding with Eastbridge Capital, Inc., which had a weighted average maturity of 28 days. The market value of the securities to be repurchased was $18,734,000.

EARNINGS PER COMMON SHARE

     Primary earnings per share of common stock are computed by dividing net earnings by the average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Fully diluted earnings per share of common stock have been further adjusted for conversion of convertible subordinated debt, if dilutive.

FOREIGN CURRENCY TRANSLATION

     In accordance with SFAS 52, "Accounting for Foreign Currency Translation," the Company's foreign revenues, costs and expenses are translated at average current rates during each reporting period. Foreign currency transaction gains and losses are currently included in the consolidated statement of earnings. Gains and losses resulting from translation of financial statements are excluded from the consolidated statement of earnings and are recorded directly to a separate component of stockholders' equity.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' amounts to conform to the current year's presentation.

(2) GOODWILL

     At December 31, 1994 and 1993, excess of purchase price over net assets acquired remaining was $3,701,000 and $4,271,000, net of accumulated amortization of $1,696,000 and $1,126,000, respectively, and is included in other assets.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3) RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     The following is a summary of the major categories of receivable from, and payable to, brokers and dealers as of December 31, 1994 and 1993 (in thousands of dollars):

                                                                         1994           1993
                                                                      -----------    -----------
Receivable from brokers and dealers:
  Securities borrowed...............................................   $1,132,930     $1,012,659
  Other.............................................................       16,740         56,725
                                                                       ----------     ----------
                                                                       $1,149,670     $1,069,384
                                                                        =========     ==========
Payable to brokers and dealers:
  Securities loaned.................................................   $  835,069     $  604,916
  Other.............................................................        5,764         10,300
                                                                        ---------     ----------
                                                                       $  840,833     $  615,216
                                                                        =========     ==========

     The Company has a securities borrowed versus securities loaned business with other brokers. The Company also borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. From these activities, the Company derives interest revenues and interest expenses.

(4) RECEIVABLE FROM, AND PAYABLE TO, CUSTOMERS, OFFICERS AND DIRECTORS

     The following is a summary of the major categories of receivables from customers, officers and directors as of December 31, 1994 and 1993 (in thousands of dollars):

                                                                           1994         1993
                                                                         ---------    ---------
Customers (net of allowance for uncollectible accounts of $1,882 in
  1994 and $829 in 1993)...............................................  $ 103,735    $ 115,578
Officers and directors.................................................      2,145        1,357
                                                                         ---------    ---------
                                                                         $ 105,880    $ 116,935
                                                                         =========    =========

     Interest is paid on free credit balances in accounts of customers who have indicated that the funds will be used for investment at a future date. The rate of interest paid on such free credit balances varies between the thirteen-week treasury bill rate and 1% below that rate, depending upon the size of the customers' free credit balances.

     Uncollectible accounts expense amounted to $712,000, $708,000 and $1,080,000 for the years ended December 31, 1994, 1993 and 1992, respectively, and is included in other expense.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5) SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 1994 and 1993:

                                                             1994                          1993
                                                   -------------------------     -------------------------
                                                                  SECURITIES                    SECURITIES
                                                                    SOLD,                         SOLD,
                                                   SECURITIES      NOT YET       SECURITIES      NOT YET
                                                     OWNED        PURCHASED        OWNED        PURCHASED
                                                   ----------     ----------     ----------     ----------
                                                                    (DOLLARS IN THOUSANDS)
Corporate equity securities....................     $  72,652      $ 52,068       $  51,220      $ 66,910
High-yield securities..........................        21,457         3,058          34,105         5,193
Corporate debt securities......................        18,392         4,927          26,663         1,779
Certificate of deposit.........................        10,000           --              --            --
U.S. Government and agency obligations.........        22,416           --            2,637           --
Options........................................            23           534             183           353
                                                    ---------      --------       ---------      --------
                                                    $ 144,940      $ 60,587       $ 114,808      $ 74,235
                                                    =========      ========       =========      ========

(6) PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment as of December 31, 1994 and 1993 (in thousands of dollars):

                                                                            1994        1993
                                                                           -------     -------
Furniture, fixtures and equipment......................................    $38,553     $30,708
Leasehold improvements.................................................      7,422       5,995
                                                                           -------     -------
  Total................................................................     45,975      36,703
Less accumulated depreciation and amortization.........................     24,904      18,065
                                                                           -------     -------
                                                                           $21,071     $18,638
                                                                           =======     =======

     Depreciation and amortization expense amounted to $6,878,000, $4,350,000 and $4,909,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

     Included in furniture, fixtures and equipment is leased computer and office equipment totaling $5,290,000 and related accumulated amortization of $4,031,000.

(7) BANK LOANS

     Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers' call loan rate. At December 31, 1994, firm loans amounted to $866,000. The loans were fully collateralized by firm securities having a market value of $1,361,000. At December 31, 1993, secured and unsecured firm loans amounted to $25,928,000 and $20,000,000, respectively. The secured loans were fully collateralized by firm securities having a market value of $41,888,000.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8) LONG-TERM DEBT

     The following summarizes long-term debt outstanding at December 31, 1994 and 1993 (in thousands of dollars):

                                                                              1994       1993
                                                                            --------    -------
8 7/8% Subordinated Notes, due 1997, less unamortized discount of $509 and
  $762 in 1994 and 1993, respectively, effective rate of 12%..............   $10,221     $9,968
8 7/8% Series B Senior Notes, due 2004, less unamortized discount of $651
  in 1994, effective rate of 9%...........................................    49,349         --
                                                                             -------     ------
                                                                             $59,570     $9,968
                                                                             =======     ======

     In April 1994, the Company issued $50,000,000 face value of 8.875% Senior Notes due 2004 (the Notes) in a private placement. Pursuant to a registration statement filed in July 1994, Jefferies Group, Inc. exchanged all of the Notes for new 8.875% Series B Senior Notes due 2004.

     In 1992, the Company issued $10,730,000 face value of 8 7/8% Subordinated Notes in exchange for 7% Convertible Subordinated Notes having the same face value. Beginning October 1, 1995, the Subordinated Notes have sinking fund requirements to redeem $3,577,000 annually through October 1, 1997.

     In September 1993, the Company called for redemption of all of its then outstanding convertible subordinated debentures and notes. Holders of $29,731,000 face value of 8 1/2% Convertible Subordinated Debentures and $1,690,000 face value of 7% Convertible Subordinated Notes elected to convert their debentures and notes into 1,366,092 shares of the Company's common stock.

(9) INCOME TAXES

     As discussed in note 1, the Company adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $1,358,000 is determined as of January 1, 1993 and is reported separately in the consolidated statement of earnings for the year ended December 31, 1993. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

     Total income taxes for the years ended December 31, 1994 and 1993 was allocated as follows (in thousands of dollars):

                                                                            1994        1993
                                                                           -------     -------
Income from continuing operations........................................  $17,568     $19,755
Stockholders' equity, for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes and unpaid
  interest on conversion of debt to equity...............................   (1,230)        177
                                                                           -------     -------
                                                                           $16,338     $19,932
                                                                           =======     =======

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income taxes (benefit) for the years ended December 31, 1994, 1993 and 1992 consists of the following:

                                                                 1994        1993        1992
                                                                -------     -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Current:
  Federal.....................................................  $   667     $19,407     $11,456
  State and city..............................................      956       7,786       4,584
                                                                -------     -------     -------
                                                                  1,623      27,193      16,040
                                                                -------     -------     -------
Deferred:
  Federal.....................................................   12,103      (5,473)     (1,031)
  State and city..............................................    3,842      (1,965)        (72)
                                                                -------     -------     -------
                                                                 15,945      (7,438)     (1,103)
                                                                -------     -------     -------
                                                                $17,568     $19,755     $14,937
                                                                =======     =======     =======

     Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 1994 and 1993 and 34% for 1992 as a result of the following:

                                                1994                1993                1992
                                           ---------------     ---------------     ---------------
                                           AMOUNT      %       AMOUNT      %       AMOUNT      %
                                           -------   -----     -------   -----     -------   -----
                                                            (DOLLARS IN THOUSANDS)
Computed expected income taxes...........  $13,663   35.0%     $16,570   35.0%     $11,447   34.0%
Increase (decrease) in income taxes
  resulting from:
  State and city income taxes, net of
     Federal income tax benefit..........    3,119    8.0        3,784    8.0        2,978    8.9
  Limited deductibility of meals and
     entertainment.......................      645    1.7          323     .7          252     .7
  Adjustment of estimated tax liabilities
     to actual...........................      --      --       (1,094)  (2.3)         --      --
  Other, net.............................      141     .3          172     .3          260     .8
                                           -------   -----     -------   -----     -------   -----
     Total income taxes..................  $17,568   45.0%     $19,755   41.7%     $14,937   44.4%
                                           =======   =====     =======   =====     =======   =====

     The deferred tax benefit of $7,438,000 for the year ended December 31, 1993 included a $101,000 benefit from adjustments to deferred tax assets and liabilities for enacted changes in tax laws and rates.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1994 and 1993 are presented below (in thousands of dollars):

                                                                            1994        1993
                                                                           -------     -------
Deferred tax assets:
  Long-term compensation...............................................    $ 7,602     $ 9,319
  Lease allowances.....................................................        603         618
  Accounts receivable..................................................      1,612       1,449
  State income taxes...................................................        402       1,285
  Net operating loss carryforward......................................      2,397         139
  Royalty income.......................................................        220         252
  Securities inventories...............................................        112       --
  Premises and equipment...............................................        117       --
                                                                           -------     -------
     Total gross deferred tax assets...................................     13,065      13,062
  Valuation allowance..................................................      --          --
                                                                           -------     -------
     Net deferred tax assets...........................................     13,065      13,062
                                                                           -------     -------
Deferred tax liabilities:
  Investment in subsidiaries...........................................    (16,512)      --
  Notes payable........................................................       (219)       (328)
  Securities inventories...............................................      --           (459)
  Premises and equipment...............................................      --           (192)
  Other................................................................       (224)        (28)
                                                                           -------     -------
     Total gross deferred tax liabilities..............................    (16,955)     (1,007)
                                                                           -------     -------
     Net deferred tax asset (liability)................................    $(3,890)    $12,055
                                                                           =======     =======

     There was no valuation allowance for deferred tax assets as of January 1, 1993 and no allowance was added during the two years ended December 31, 1994.

     Management believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the deferred tax asset.

     For the year ended December 31, 1992, a deferred tax benefit of $1,103,000 resulted from temporary differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented below (in thousands of dollars):

        Long-term compensation.............................................  $(1,585)
        Lease reserves.....................................................     (167)
        Accounts receivable................................................      413
        State income taxes.................................................      264
        Interest payable...................................................     (317)
        Other..............................................................      289
                                                                             -------
                                                                             $(1,103)
                                                                             =======

     The Company has net operating losses in the aggregate amount of $5,400,000 arising principally from termination of the ITG Performance Share Plan. For Federal tax purposes, all net operating losses are due to expire through 2009.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10) BENEFIT PLANS

PENSION PLAN

     The Company has a defined benefit pension plan which covers substantially all employees of the Company and its subsidiaries. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. The Company's funding policy is to contribute to the plan at least the minimum amount that can be deducted for Federal income tax purposes.

     The following tables set forth the plan's funded status and amounts recognized in the Company's accompanying consolidated statements of financial condition:

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1994        1993
                                                                           -------     -------
                                                                               (DOLLARS IN
                                                                               THOUSANDS)
Actuarial present value of benefit obligations -- accumulated benefit obligation, including vested benefits of $8,030 and $9,365 as of
  December 31, 1994 and 1993, respectively...............................  $ 8,447     $ 9,894
                                                                           =======     =======
Projected benefit obligation for service rendered to date................  $ 8,967     $10,485
Plan assets, at fair market value........................................    7,754       8,135
                                                                           -------     -------
     Excess of the projected benefit obligation over plan assets.........    1,213       2,350
Unrecognized prior service cost..........................................      820         657
Unrecognized net transition obligation being recognized over 15 years....     (300)       (343)
Unrecognized net loss....................................................   (1,188)     (1,968)
Adjustment to recognize minimum liability................................      149       1,063
                                                                           -------     -------
     Pension liability included in other liabilities.....................  $   694     $ 1,759
                                                                           =======     =======

                                                                     YEAR ENDED DECEMBER 31
                                                                   ---------------------------
                                                                    1994       1993      1992
                                                                   -------     -----     -----
                                                                     (DOLLARS IN THOUSANDS)
Net pension cost included the following components:
  Service cost -- benefits earned during the period..............  $   683     $ 693     $ 589
  Interest cost on projected benefit obligation..................      843       765       641
  Actual loss (return) on plan assets............................      539      (909)     (823)
  Net amortization...............................................   (1,111)      409       431
                                                                   -------     -----     -----
     Net periodic pension cost...................................  $   954     $ 958     $ 838
                                                                   =======     =====     =====

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.75% and 5.00%, respectively, in 1994 and 7.50% and 5.00%, respectively, in 1993. The expected long-term rate of return on assets was 8.40%.

STOCK PLANS

     The Company has a stock ownership and long-term incentive plan (the Plan) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, dividend equivalents or other stock based awards. The maximum number of shares of common stock of the Company with respect to which any awards may be made in any calendar year during the term of the Plan

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

may not exceed 20% of the number of shares of common stock issued and outstanding as of the first day of the calendar year in which awards are made, less the number of shares of common stock reserved for issuance with respect to, or underlying, any award, made pursuant to the Plan or any predecessor plan, as of such date.

     The following is a summary of the stock option transactions under the Plan and predecessor stock option plans for the year ended December 31, 1994 and 1993:

                                                      1994                          1993
                                            -------------------------     ------------------------
                                             NUMBER                       NUMBER
                                               OF                           OF
                                             SHARES      OPTION PRICE     SHARES      OPTION PRICE
                                            --------     ------------     -------     ------------
Stock options outstanding, beginning of
  year....................................   492,126     $11.00-34.00     419,341     $11.00-17.75
Stock options granted.....................    93,800      32.50-43.00     116,000      17.00-34.00
Stock options exercised...................  (109,893)     11.00-17.75     (42,565)     11.00-17.00
Stock options canceled....................        --                         (650)           11.00
                                            --------                      -------
Stock options outstanding, end of year....   476,033      11.00-43.00     492,126      11.00-34.00
                                            ========      ===========     =======      ===========

     At December 31, 1994, of the 476,033 options outstanding, 403,033 options were exercisable and 472,033 were nonqualified.

     Additionally, each director, who is not an employee of the Company, has nonqualified options to purchase shares of the Company's common stock at exercise prices of $13.25 through $43.00. In total, the directors have 15,000 options. During the year, 5,000 options were granted to directors at an exercise price of $43.00 and 15,000 options were exercised by directors at exercise prices of $13.25 through $14.50. At December 31, 1994, all of the options were exercisable.

     During 1994, there were restricted stock awards of 28,200 shares with a corresponding market value of $1,019,000. There were no restricted stock awards in 1993. As of December 31, 1994, restricted stock awards covering 65,200 shares were outstanding and 54,750 were vested.

OTHER BENEFIT PLANS

     The Company incurs expenses related to various benefit plans covering substantially all employees, including an Employee Stock Purchase Plan (ESPP) and a profit sharing plan, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code.

     In 1993, the Company created a Capital Accumulation Plan for certain officers and key employees of the Company. Participation in the plan is optional, with those who elect to participate agreeing to defer graduated percentages of their compensation. The plan allows selected employees to acquire the Company's common stock at a 15% discount with 50% of the amount deferred. The remaining 50% of the amount deferred is placed in a Profit-Based Deferred Compensation Account that earns interest at a rate based on the performance of the Company. The Company will from time to time repurchase shares of its common stock in the open market for use in this plan. The Company has acquired 251,230 shares since the inception of the plan and has made distributions of 17,681 shares.

     Expenses related to these employee benefit plans amounted to $3,300,000, $3,945,000 and $1,654,000 in 1994, 1993 and 1992, respectively.

PERFORMANCE SHARE PLAN

     The Company had a Performance Share Plan, until May 1994, awarding ownership in ITG in the form of phantom equity interest to key ITG employees, of which a 12.7% interest was outstanding at December 31,

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1993. Expense under this plan was $8,635,000 and $3,797,000 in 1993 and 1992, respectively. In connection with the initial public offering of ITGI (see note
15), the Performance Share Plan was terminated in May 1994. The Performance Share Plan expense for 1994 was $1,528,000, prior to the termination of the plan.

(11) LEASES

     As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2004. Assets under capitalized leases are capitalized using interest rates appropriate at the inception of the lease. Future minimum lease payments for assets under capital leases at December 31, 1994 follow:

                                                                                 DOLLARS
                                                                               IN THOUSANDS
                                                                               ------------
    1995.....................................................................     $1,291
    1996.....................................................................        571
    1997.....................................................................         26
                                                                                  ------
      Total minimum obligations..............................................      1,888
    Less interest............................................................        172
                                                                                  ------
      Present value of minimum lease obligations.............................     $1,716
                                                                                  ======

     Future minimum lease payments for all noncancelable operating leases at December 31, 1994 are as follows:

                                                                                 DOLLARS
                                                                               IN THOUSANDS
                                                                               ------------
    1995.....................................................................     $6,249
    1996.....................................................................      7,058
    1997.....................................................................      6,750
    1998.....................................................................      6,286
    1999.....................................................................      5,212
    Thereafter...............................................................      9,746
                                                                                   =====

     Rental expense, net of subleases, for the Company was $5,507,000 in 1994, $5,118,000 in 1993 and $5,110,000 in 1992.

(12) FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISK

     The Company has contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to sell, securities sold but not yet purchased, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon the Company's consolidated financial statements.

     In the normal course of business, the Company had letters of credit outstanding aggregating $20,911,000 at December 31, 1994 to satisfy various collateral requirements in lieu of depositing cash or securities.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The gross contracted or notional amount of options contracts and foreign exchange forward contracts, which are not reflected in the consolidated statement of financial condition, is set forth in the table below and provide only a measure of the Company's involvement in these contracts at December 31, 1994. They do not represent amounts subject to market risk and, in many cases, serve to reduce the Company's overall exposure to market and other risks:

                                                               NOTIONAL OR CONTRACTED
                                                                       AMOUNT
                                                              -------------------------
                                                               PURCHASE         SALE
                                                              ----------     ----------
        Option contracts....................................  $1,515,000     $5,874,000
        Foreign exchange forward contracts..................     524,000      1,130,000
                                                              ==========     ==========

CREDIT RISK

     In the normal course of business, the Company is involved in the execution, settlement and financing of various customer and principal securities transactions. Customer activities are transacted on a cash, margin or delivery-versus-payment basis. Securities transactions are subject to the risk of counterparty or customer nonperformance. However, transactions are collateralized by the underlying security, thereby reducing the associated risk to changes in the market value of the security through settlement date or to the extent of margin balances.

     The Company seeks to control the risk associated with these transactions by establishing and monitoring credit limits and by monitoring collateral and transaction levels daily. The Company may require counterparties to deposit additional collateral or return collateral pledged. In the case of aged securities failed to receive, the Company may, under industry regulations, purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty.

CONCENTRATION OF CREDIT RISK

     As a major securities firm, the Company's activities are executed primarily with and on behalf of other financial institutions, including brokers and dealers, banks and other institutional customers. Concentrations of credit risk can be affected by changes in economic, industry or geographical factors. The Company seeks to control its credit risk and the potential risk concentration through a variety of reporting and control procedures, including those described in the preceding discussion of credit risk.

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has derivative financial instrument positions in option contracts and foreign exchange forward contracts which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The option positions taken are generally part of a strategy in which related equity positions are taken. The foreign exchange forward contract positions are generally taken to lock in the dollar cost or proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks.

     The following is an aggregate summary of the average 1994 and December 31, 1994 fair values of derivative financial instruments:

                                                   PURCHASES                        SALES
                                           --------------------------     --------------------------
                                            AVERAGE     END OF PERIOD      AVERAGE     END OF PERIOD
                                           ----------   -------------     ----------   -------------
    Option contracts.....................  $  120,000     $  23,000       $  256,000    $   534,000
    Foreign exchange forward contracts...   2,114,000       524,000        3,170,000      1,130,000
                                           ==========      ========       ==========     ==========

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(13) NET CAPITAL REQUIREMENTS

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

     At December 31, 1994, Jefferies had net capital of $78,554,000, which was 21% of aggregate debit balances and $71,105,000 in excess of required net capital. At December 31, 1994, ITG had net capital of $18,224,000, which was $17,974,000 in excess of required net capital. At December 31, 1994, W & D had net capital of $837,000 which was $587,000 in excess of required net capital.

(14) CONTINGENCIES

     The Company is involved in various legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material effect on the Company's financial statements.

(15)  INITIAL PUBLIC OFFERING OF INVESTMENT TECHNOLOGY GROUP, INC.

     The Company formed a new subsidiary (ITGI) in March 1994 for the purpose of holding 100% of the stock of ITG. ITGI provides automated securities trade execution and analysis services to institutional equity investors. In May 1994, ITGI issued 3,700,000 shares of common stock at $13 per share, in an initial public offering for net proceeds of $43.6 million ($48.1 million, less underwriting discounts and commissions of $3.4 million and offering expenses of $1.1 million).

     Immediately prior to the consummation of the offering, ITGI issued 15,000,000 shares of its common stock in exchange for all 10,000,000 shares issued and outstanding of ITG common stock held by the Company. In addition, immediately prior to the offering, ITGI issued a note in the amount of $17 million in payment of a dividend to the Company. Such note was paid after the consummation of the offering. Following the offering, the Company owned over 80% of the outstanding common stock of ITGI.

     In conjunction with the offering, certain management employment agreements, the ITG Performance Share Plan and noncompensatory ITG stock options were terminated on May 1, 1994 in exchange for $40.5 million, of which $900,000 was recorded as expense in 1994 prior to the offering and $9.4 million had been accrued at December 31, 1993. The remaining liability of $30.2 million was recorded as a plan termination expense at the time of the offering. A portion of the total plan termination payments amounting to $19.1 million was used to purchase 438,492 shares of Jefferies Group, Inc. common stock at $43.50 per share. The remaining $21.4 million of plan termination cost was to be paid in cash of which $20.6 million was paid during 1994. Additionally, noncompensatory options to purchase 2,726,178 shares of ITGI common stock were granted to senior management and other employees at an exercise price equal to the initial public offering price.

     The net proceeds from the offering of $43.6 million, less the ownership interest sold in the offering of $5.1 million and plan termination expenses of $30.2 million, resulted in a pretax gain of $8.3 million. The Company has recorded deferred taxes as a result of the gain recognized from the offering.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to this item will be contained in the Proxy Statement for the 1995 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information with respect to this item will be contained in the Proxy Statement for the 1995 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Information with respect to this item will be contained in the Proxy Statement for the 1995 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to this item will be contained in the Proxy Statement for the 1995 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K.

                                                                                         PAGES
                                                                                         -----
(a)1.  FINANCIAL STATEMENTS
       Included in Part II of this report:
       Independent Auditors' Report..................................................      14
       Consolidated Statements of Financial Condition................................      15
       Consolidated Statements of Earnings...........................................      16
       Consolidated Statements of Changes in Stockholders' Equity....................      17
       Consolidated Statements of Cash Flows.........................................      18
       Notes to Consolidated Financial Statements....................................      19

     All Schedules are omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

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

         (4.2)   Rights Agreement dated as of May 12, 1988, between the Registrant and the
                 First National Bank of Chicago relating to Preferred Share Purchase Rights including Form of Rights Certificate and Form of Summary of Rights is
                 incorporated by reference to Exhibit 1 of Registrant's Form 8-K filed on May
                 17, 1988.
        (10.1)   Incentive Compensation Plan for Frank E. Baxter, Chairman, President and Chief
                 Executive Officer, Jefferies Group, Inc. is incorporated by reference to
                 Exhibit 10.1 of Registrant's Form 10-K filed for the fiscal year ended
                 December 31, 1992.
        (10.2)   Agreement among Raymond L. Killian, Jr., Investment Technology Group, Inc. and
                 Jefferies Group, Inc., dated as of April 1, 1992 is incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K filed for the fiscal year ended
                 December 31, 1992.
        (10.3)   Amendment to Agreement among Raymond L. Killian, Jr., Investment Technology
                 Group, Inc. and Jefferies Group, Inc. dated as of August 18, 1993 is incorporated by reference to Exhibit 10.3 of Registrant's Form 10-K for the fiscal year ended December 31, 1993.
       (10.3.1)  Form of Employment Agreement between Investment Technology Group, Inc. and
                 Raymond L. Killian, Jr. is incorporated by reference to Exhibit 10.3.2 of
                 Investment Technology Group, Inc.'s Registration Statement on Form S-1 (No.
                 33-76474) filed on March 15, 1994, including amendments thereto.
        (10.4)   Second Modified Compensation Agreement between David A. Sydorick, Jefferies
                 Group, Inc., and Jefferies & Company, Inc. dated as of February 1, 1994, is incorporated by reference to Exhibit 10.5 of Registrant's Form 10-K for the fiscal year ended December 31, 1993.
        (10.5)*  Second Modified Compensation Agreement among Jefferies Group, Inc., Jefferies
                 & Company, Inc. and Richard B. Handler, dated as of February 1, 1994.
        (10.6)*  Restricted Stock Agreement among Jefferies Group, Inc., Jefferies & Company,
                 Inc. and Richard B. Handler, dated as of April 1, 1994.
        (10.7)   Jefferies Group, Inc. 1983 Incentive Stock Option Plan filed as part of
                 Registrant's Registration Statement on Form S-8 (No. 2-94727) filed on
                 December 6, 1984.
        (10.8)   1985 Incentive Stock Option Plan of Jefferies Group, Inc. filed as part of
                 Registrant's Registration Statement on Form S-8 (No. 33-17065) filed on
                 September 8, 1987.
        (10.9)   Jefferies Group, Inc. 1985 Nonqualified Stock Option Plan filed as part of
                 Registrant's Registration Statement on Form S-8 (No. 33-17065) filed on
                 September 8, 1987.
       (10.10)*  Description of compensation arrangements for Named Executive Officers.
       (10.11)   Jefferies Group, Inc. 1993 Stock Ownership and Long-Term Incentive Plan filed as part of Registrant's Registration Statement on Form S-8 (No. 33-64490)
                 filed on June 15, 1993.
       (10.12)   Jefferies Group, Inc. Capital Accumulation Plan for Key Employees filed as part of Registrant's Registration Statement on Form S-8 (No. 33-64490) filed on June 15, 1993.
       (10.13)   Jefferies Group, Inc. Non-Employee Directors' Stock Option Plan, incorporated by reference to Appendix C of Registrant's Proxy Statement filed on April 4,
                 1994.
       (10.14)   Jefferies Group, Inc. Pay-for-Performance Incentive Plan, incorporated by reference to Appendix B of Registrant's Proxy Statement filed on April 4,
                 1994.
       (10.15)   Material contracts filed as part of Registrant's Registration Statement on
                 Form S-1 (No. 2-85950) filed on August 18, 1983, including amendments thereto.
       (10.16)   Material contracts filed as part of Registrant's Registration Statement on
                 Form S-1 (No. 2-96596) filed on March 22, 1985, including amendments thereto.
          (11)*  Statement of computation of per share earnings is attached hereto as Exhibit
                 11.
          (20)   Form of Letter to Shareholders dated May 24, 1988, announcing the adoption of the Stockholders Rights Plan is incorporated by reference to Exhibit 3 of
                 Registrant's Form 8-K filed on May 17, 1988.

          (21)   List of Subsidiaries of Registrant is incorporated by reference to Exhibit 22 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.
          (23)*  Consent by KPMG Peat Marwick LLP to incorporate by reference its report dated
                 January 27, 1995, relating to the consolidated financial statements of
                 Jefferies Group, Inc. as of December 31, 1994.

---------------

*Filed herewith.

ALL OTHER EXHIBITS ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE.

     (b) No reports on Form 8-K have been filed by the Registrant.

     (c) Index to Exhibits.

     See list of exhibits at Item 14(a)3 above and exhibit following.

     Exhibits 10.1 to and including 10.14 are management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JEFFERIES GROUP, INC.

                                          By           FRANK E. BAXTER
                                            ------------------------------------
                                                      Frank E. Baxter
Dated: March 27, 1995                        Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

              SIGNATURE                                   TITLE                     DATE
              ---------                                   -----                     ----

           FRANK E. BAXTER                   Chairman of the Board of          March 27, 1995
-------------------------------------        Directors, President and
           Frank E. Baxter                   Chief Executive Officer

         CLARENCE T. SCHMITZ                 Executive Vice President          March 27, 1995
-------------------------------------        and Chief Financial Officer
         Clarence T. Schmitz

          RICHARD G. DOOLEY                  Director                          March 27, 1995
-------------------------------------
          Richard G. Dooley

          TRACY G. HERRICK                   Director                          March 27, 1995
-------------------------------------
          Tracy G. Herrick

         MICHAEL L. KLOWDEN                  Director                          March 27, 1995
-------------------------------------
         Michael L. Klowden

        FRANK J. MACCHIAROLA                 Director                          March 27, 1995
-------------------------------------
        Frank J. Macchiarola

           BARRY M. TAYLOR                   Director                          March 27, 1995
-------------------------------------
           Barry M. Taylor

           MARK A. WOLFSON                   Director                          March 27, 1995
-------------------------------------
           Mark A. Wolfson

                               INDEX TO EXHIBITS

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
 NUMBER                                  DESCRIPTION                                 PAGE
                                                                                 -------------
    (3.1)    Amended Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K filed for the fiscal year ended December 31, 1987.......................................
    (3.2)    Amended By-Laws are incorporated by reference to Exhibit 3.2 of the
             Registrant's Form 10-K filed for the fiscal year ended December 31,
             1986...............................................................
    (4.1)    Specimen stock certificate of the Registrant is incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on
             Form S-1 (No. 2-85950) filed on August 18, 1983, including amendments thereto.................................................
    (4.2)    Rights Agreement dated as of May 12, 1988, between the Registrant and the First National Bank of Chicago relating to Preferred Share
             Purchase Rights including Form of Rights Certificate and Form of
             Summary of Rights is incorporated by reference to Exhibit 1 of
             Registrant's Form 8-K filed on May 17, 1988........................
   (10.1)    Incentive Compensation Plan for Frank E. Baxter, Chairman,
             President and Chief Executive Officer, Jefferies Group, Inc. is
             incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1992..................
   (10.2)    Agreement among Raymond L. Killian, Jr., Investment Technology
             Group, Inc. and Jefferies Group, Inc., dated as of April 1, 1992 is incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1992..................
   (10.3)    Amendment to Agreement among Raymond L. Killian, Jr., Investment
             Technology Group, Inc. and Jefferies Group, Inc. dated as of August
             18, 1993 is incorporated by reference to Exhibit 10.3 of
             Registrant's Form 10-K for the fiscal year ended December 31,
             1993...............................................................
 (10.3.1)    Form of Employment Agreement between Investment Technology Group,
             Inc. and Raymond L. Killian, Jr. is incorporated by reference to
             Exhibit 10.3.2 of Investment Technology Group, Inc.'s Registration
             Statement on Form S-1 (No. 33-76474) filed on March 15, 1994, including amendments thereto.......................................
   (10.4)    Second Modified Compensation Agreement between David A. Sydorick,
             Jefferies Group, Inc., and Jefferies & Company, Inc. dated as of
             February 1, 1994, is incorporated by reference to Exhibit 10.5 of
             Registrant's Form 10-K for the fiscal year ended December 31,
             1993...............................................................
   (10.5)*   Second Modified Compensation Agreement among Jefferies Group, Inc.,
             Jefferies & Company, Inc. and Richard B. Handler, dated as of
             February 1, 1994...................................................
   (10.6)*   Restricted Stock Agreement among Jefferies Group, Inc., Jefferies &
             Company, Inc. and Richard B. Handler, dated as of April 1, 1994....
   (10.7)    Jefferies Group, Inc. 1983 Incentive Stock Option Plan filed as part of Registrant's Registration Statement on Form S-8 (No.
             2-94727) filed on December 6, 1984.................................
   (10.8)    1985 Incentive Stock Option Plan of Jefferies Group, Inc. filed as part of Registrant's Registration Statement on Form S-8 (No.
             33-17065) filed on September 8, 1987...............................
   (10.9)    Jefferies Group, Inc. 1985 Nonqualified Stock Option Plan filed as part of Registrant's Registration Statement on Form S-8 (No.
             33-17065) filed on September 8, 1987...............................

                                                                                 SEQUENTIALLY
 EXHIBIT                                                                           NUMBERED
 NUMBER                                  DESCRIPTION                                 PAGE
                                                                                 -------------
  (10.10)*   Description of compensation arrangements for Named Executive
             Officers...........................................................
  (10.11)    Jefferies Group, Inc. 1993 Stock Ownership and Long-Term Incentive
             Plan filed as part of Registrant's Registration Statement on Form
             S-8 (No. 33-64490) filed on June 15, 1993..........................
  (10.12)    Jefferies Group, Inc. Capital Accumulation Plan for Key Employees
             filed as part of Registrant's Registration Statement on Form S-8
             (No. 33-64490) filed on June 15, 1993..............................
  (10.13)    Jefferies Group, Inc. Non-Employee Directors' Stock Option Plan,
             incorporated by reference to Appendix C of Registrant's Proxy
             Statement filed on April 4, 1994...................................
  (10.14)    Jefferies Group, Inc. Pay-for-Performance Incentive Plan,
             incorporated by reference to Appendix B of Registrant's Proxy
             Statement filed on April 4, 1994...................................
  (10.15)    Material contracts filed as part of Registrant's Registration
             Statement on Form S-1 (No. 2-85950) filed on August 18, 1983, including amendments thereto.......................................
  (10.16)    Material contracts filed as part of Registrant's Registration
             Statement on Form S-1 (No. 2-96596) filed on March 22, 1985, including amendments thereto.......................................
     (11)*   Statement of computation of per share earnings is attached hereto as Exhibit 11......................................................
     (20)    Form of Letter to Shareholders dated May 24, 1988, announcing the adoption of the Stockholders Rights Plan is incorporated by reference to Exhibit 3 of Registrant's Form 8-K filed on May 17,
             1988...............................................................
     (21)    List of Subsidiaries of Registrant is incorporated by reference to
             Exhibit 22 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1992............................................
     (23)*   Consent by KPMG Peat Marwick LLP to incorporate by reference its report dated January 27, 1995, relating to the consolidated financial statements of Jefferies Group, Inc. as of December 31,
             1994...............................................................

---------------

*Filed herewith.