Form 10-Q
period 1995-03-31
JEFFERIES GROUP INC
filed 1995-05-11
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  March 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to
                                         --------    --------

                         Commission file number 0-11669



                             JEFFERIES GROUP, INC.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                   95-2848406
- - -------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


11100 Santa Monica Boulevard, Los Angeles, California              90025
- - ------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (310) 445-1199

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]    No [ ]


As of March 31, 1995, the Registrant had 5,482,954 common shares, $.01 par value, outstanding.





                               Page 1 of 16 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 1995


                                                                         Page
                                                                         ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statements of Financial Condition -
          March 31, 1995 (unaudited) and December 31, 1994                3

          Consolidated Statements of Earnings - Three Months
          Ended March 31, 1995 (unaudited) and March 25, 1994
          (unaudited)                                                     4

          Consolidated Statements of Changes in Stockholders'
          Equity - Three Months Ended March 31, 1995 (unaudited)          5

          Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 1995 (unaudited) and March 25, 1994
          (unaudited)                                                     6

          Notes to Consolidated Financial Statements (unaudited)          8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            12

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                               14





                               Page 2 of 16 Pages

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                           March 31,     December 31,
                                                                             1995            1994
                                                                         ------------    ------------
ASSETS                                                                    (unaudited)
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $    76,791     $    71,381
Receivable from brokers and dealers . . . . . . . . . . . . . . . . .      1,385,032       1,149,670
Receivable from customers, officers and directors . . . . . . . . . .        123,495         105,880
Securities owned  . . . . . . . . . . . . . . . . . . . . . . . . . .        133,093         144,940
Premises and equipment  . . . . . . . . . . . . . . . . . . . . . . .         22,655          21,071
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         53,257          64,406
                                                                         -----------     -----------
                                                                         $ 1,794,323     $ 1,557,348
                                                                         ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    11,800     $       866
Payable to brokers and dealers  . . . . . . . . . . . . . . . . . . .      1,074,463         840,833
Repurchase agreements . . . . . . . . . . . . . . . . . . . . . . . .           --            18,696
Payable to customers  . . . . . . . . . . . . . . . . . . . . . . . .        296,828         325,396
Securities sold, not yet purchased  . . . . . . . . . . . . . . . . .         92,913          60,587
Accrued expenses and other liabilities  . . . . . . . . . . . . . . .         86,704          82,029
                                                                         -----------     -----------
                                                                           1,562,708       1,328,407
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . .         59,651          59,570
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . .          6,631           6,136
                                                                         -----------     -----------
                                                                           1,628,990       1,394,113
                                                                         -----------     -----------

Stockholders' equity:
    Preferred stock, $.01 par value.
      Authorized 1,000,000 shares; none issued  . . . . . . . . . . .             --              --
    Common stock $.01 par value.
      Authorized 25,000,000 shares; issued
      9,068,360 shares in 1995 and 9,017,710
      shares in 1994  . . . . . . . . . . . . . . . . . . . . . . . .             91              90
    Additional paid-in capital  . . . . . . . . . . . . . . . . . . .         52,160          51,120
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .        171,734         165,597
    Less treasury stock, at cost; 3,585,406 shares
      in 1995; and 3,412,672 shares in 1994 . . . . . . . . . . . . .        (58,196)        (52,958)
    Less currency translation adjustments . . . . . . . . . . . . . .           (307)           (465)
    Less additional minimum pension liability . . . . . . . . . . . .           (149)           (149)
                                                                         -----------     -----------
        Total stockholders' equity  . . . . . . . . . . . . . . . . .        165,333         163,235
                                                                         -----------     -----------
                                                                         $ 1,794,323     $ 1,557,348
                                                                         ===========     ===========

          See accompanying notes to consolidated financial statements.





                               Page 3 of 16 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           Three Months Ended
                                                                         ---------------------
                                                                          March 31,   March 25,
                                                                            1995        1994
                                                                         ---------   ---------
Revenues:
  Commissions   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  40,348    $  39,654
  Principal transactions  . . . . . . . . . . . . . . . . . . . . . . .     20,981       17,654
  Corporate finance   . . . . . . . . . . . . . . . . . . . . . . . . .     14,544        8,875
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     18,030        8,338
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,110        1,169
                                                                         ---------    ---------
      Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . .     95,013       75,690
  Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .     15,347        6,488
                                                                         ---------    ---------
  Revenues, net of interest expense   . . . . . . . . . . . . . . . . .     79,666       69,202
                                                                         ---------    ---------

Non-interest expenses:
  Compensation and benefits   . . . . . . . . . . . . . . . . . . . . .     41,452       36,617
  Floor brokerage and clearing fees   . . . . . . . . . . . . . . . . .      4,502        4,399
  Telecommunications and data processing services   . . . . . . . . . .      5,458        4,504
  Occupancy and equipment rental  . . . . . . . . . . . . . . . . . . .      3,501        3,356
  Travel and promotional  . . . . . . . . . . . . . . . . . . . . . . .      1,996        2,026
  Software royalties  . . . . . . . . . . . . . . . . . . . . . . . . .      1,381        1,263
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,366        6,791
                                                                         ---------    ---------
      Total non-interest expenses   . . . . . . . . . . . . . . . . . .     66,656       58,956
                                                                         ---------    ---------

      Earnings before income taxes and
        minority interest   . . . . . . . . . . . . . . . . . . . . . .     13,010       10,246

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,809        4,407
                                                                         ---------    ---------

      Earnings before minority interest   . . . . . . . . . . . . . . .      7,201        5,839

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . .        606         --
                                                                         ---------    ---------

      Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .  $   6,595    $   5,839
                                                                         =========    =========

Earnings per share of common stock:
      Primary   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1.10    $     .95
                                                                         =========    =========
      Fully diluted   . . . . . . . . . . . . . . . . . . . . . . . . .  $    1.10    $     .95
                                                                         =========    =========

Weighted average shares of common stock:
      Primary . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6,001,000    6,051,000
      Fully diluted . . . . . . . . . . . . . . . . . . . . . . . . . .  6,005,000    6,075,000


          See accompanying notes to consolidated financial statements.





                               Page 4 of 16 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                            Currency    Add'l     Total
                          Additional                         Trans-    Minimum    Stock-
                   Common  Paid-in    Retained   Treasury    lation    Pension   holders'
                    Stock  Capital    Earnings    Stock    Adjustment Liability   Equity
                   ------ ---------- ---------- ---------- ---------- ---------- ---------
Balance,
 December 31, 1994. $ 90   $ 51,120   $165,597   $(52,958)   $(465)     $(149)   $163,235

Exercise of stock
 options
 (50,650 shares)...    1      1,030                                                 1,031

Purchase of 172,734
 shares of treasury
 stock.............                                (5,238)                         (5,238)

Increase in
 proportionate
 share of
 subsidiary's
 equity related to
 subsidiary's
 purchase of
 treasury stock....                       (168)                                      (168)

Other..............              10                                                    10

Cash dividends,
 $.05 per share....                       (290)                                      (290)

Translation adjust-
 ment..............                                            158                    158

Net earnings.......                      6,595                                      6,595
                    -----  ---------  ---------  ---------   -----      -----    --------

Balance,
 March 31, 1995.... $ 91   $ 52,160   $171,734   $(58,196)   $(307)     $(149)   $165,333
                    =====  =========  =========  =========   =====      =====    ========


          See accompanying notes to consolidated financial statements.





                               Page 5 of 16 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                               Three Months Ended
                                                                           -------------------------
                                                                           March 31,       March 25,
                                                                             1995            1994
                                                                           ---------       ---------
Cash flows from operating activities:

    Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   6,595       $  5,839
                                                                           ---------       --------

    Adjustments to reconcile net earnings to net
      cash provided (used) by operations:
      Depreciation and amortization . . . . . . . . . . . . . . . . . .        1,907          1,686
      (Increase) decrease in receivables:
        Brokers and dealers . . . . . . . . . . . . . . . . . . . . . .     (235,362)       (31,755)
        Customers, officers and directors . . . . . . . . . . . . . . .      (17,615)        (5,968)
      (Increase) decrease in securities owned . . . . . . . . . . . . .       11,847        (19,015)
      (Increase) decrease in other assets . . . . . . . . . . . . . . .       10,810          2,559
      Increase (decrease) in operating payables:
        Brokers and dealers . . . . . . . . . . . . . . . . . . . . . .      233,630         81,166
        Customers . . . . . . . . . . . . . . . . . . . . . . . . . . .      (28,568)        24,066
      Increase (decrease) in securities sold, not
        yet purchased . . . . . . . . . . . . . . . . . . . . . . . . .       32,326         (4,064)
      Increase (decrease) in accrued expenses and
        other liabilities . . . . . . . . . . . . . . . . . . . . . . .        4,675         (9,814)
      Increase (decrease) in minority interest  . . . . . . . . . . . .          495           --
                                                                            --------       --------
                Total adjustments . . . . . . . . . . . . . . . . . . .       14,145         38,861
                                                                            --------       --------
                Net cash provided (used) by
                  operating activities  . . . . . . . . . . . . . . . .       20,740         44,700
                                                                            --------       --------


                            Continued on next page.


          See accompanying notes to consolidated financial statements.





                               Page 6 of 16 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                            Three Months Ended
                                                                          -----------------------
                                                                          March 31,     March 25,
                                                                            1995          1994
                                                                          ---------     ---------
Cash flows from financing activities:
      Net proceeds (payments) from bank loans . . . . . . . . . . . . .      10,934       (45,928)
      Payments on repurchase agreements . . . . . . . . . . . . . . . .     (18,696)         --
      Net payments for:
        Repurchase of treasury stock  . . . . . . . . . . . . . . . . .      (5,238)       (1,201)
        Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . .        (290)         (291)
      Distribution of CAP plan shares . . . . . . . . . . . . . . . . .        --             103
      Proceeds from exercise of stock options . . . . . . . . . . . . .       1,031         2,199
      Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (158)         --
                                                                           --------      --------
                Net cash provided (used) by
                  financing activities  . . . . . . . . . . . . . . . .     (12,417)      (45,118)
                                                                           --------      --------
Cash flows from investing activities -
      purchase of premises and equipment  . . . . . . . . . . . . . . .      (3,071)       (2,849)
                                                                           --------      --------
Effect of foreign currency translation on cash  . . . . . . . . . . . .         158            35
                                                                           --------      --------

                Net increase (decrease) in cash
                  and cash equivalents  . . . . . . . . . . . . . . . .       5,410        (3,232)

Cash and cash equivalents - beginning of period . . . . . . . . . . . .      71,381        26,910
                                                                           --------      --------
Cash and cash equivalents - end of period . . . . . . . . . . . . . . .    $ 76,791      $ 23,678
                                                                           ========      ========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 13,386      $  6,495
                                                                           ========      ========
    Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    217      $  7,531
                                                                           ========      ========



See accompanying notes to consolidated financial statements.





                               Page 7 of 16 Pages

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all subsidiaries, including Jefferies & Company, Inc. (Jefferies) and Investment Technology Group, Inc. (ITGI) and ITGI's wholly-owned subsidiary, ITG Inc. (ITG). The accounts of W & D Securities, Inc. (W & D) are also consolidated because of the nature and extent of the Company's ownership interest in W & D. Jefferies Group, Inc. and its subsidiaries are primarily engaged in securities brokerage and trading, corporate finance and other financial services. The term "Company" refers, unless the context requires otherwise, to Jefferies Group, Inc., its subsidiaries, predecessor entities, and W & D.

         All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim period and should be read in conjunction with the Company's annual report for the year ended December 31, 1994.

SECURITIES TRANSACTIONS

         The Company records its commission and principal transaction revenues and related expenses on a trade date basis.

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

         The components, at March 31, 1995, of receivable from and payable to brokers and dealers are as follows:

                                           (Dollars in
                                            Thousands)
                                           -----------
Receivable from brokers and dealers:
         Securities borrowed . . . . . .   $1,363,989
         Other . . . . . . . . . . . . .       21,043
                                           ----------
                                           $1,385,032
                                           ==========

Payable to brokers and dealers:
         Securities loaned . . . . . . .   $1,064,916
         Other . . . . . . . . . . . . .        9,547
                                           ----------
                                           $1,074,463
                                           ==========





                               Page 8 of 16 Pages

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

         The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 31, 1995:

                                                         (Dollars in Thousands)
                                                         ----------------------
                                                                     Securities
                                                                        Sold,
                                                         Securities    Not Yet
                                                           Owned      Purchased
                                                         ----------   ---------
         Corporate equity securities . . . . . . . . .    $ 82,589     $70,741
         High-yield securities . . . . . . . . . . . .      27,342      20,842
         Corporate debt securities . . . . . . . . . .      10,345       1,289
         U.S. Government and Agency obligations  . . .      12,674          --
         Options . . . . . . . . . . . . . . . . . . .         143          41
                                                          --------     -------
                                                          $133,093     $92,913
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





                               Page 9 of 16 Pages

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of March 31, 1995:

                                                                    (Dollars in
                                                                     Thousands)
                                                                    -----------
Cash in banks . . . . . . . . . . . . . . . . . . . . . . . . .     $   11,432
Short term investments  . . . . . . . . . . . . . . . . . . . .         65,359
                                                                    -----------
                                                                    $   76,791
                                                                    ===========

MINORITY INTEREST

    Minority interest represents the minority stockholders' proportionate share of the equity of ITGI. At March 31, 1995, Jefferies Group, Inc. owned 80.9% of ITGI's common stock.

NET CAPITAL REQUIREMENTS

    As registered broker-dealers, Jefferies, W & D and ITG are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, ITG and W & D have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

    Net capital changes from day to day, but as of March 31, 1995, Jefferies' net capital of $95.6 million exceeded its minimum net capital requirements by $88.7 million. ITG's net capital of $22.7 million exceeded its minimum net capital requirements by $22.4 million. W & D's net capital of $846,000 exceeded its minimum net capital requirements by $596,000.

QUARTERLY DIVIDENDS

    In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

                            1st Qtr.
     1995..................   $.05
     1994..................   $.05

OFF-BALANCE SHEET RISK

    The Company has contractual commitments arising in the ordinary course of business for bank loans, securities loaned or purchased under agreements to sell, securities sold but not yet purchased, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon the Company's consolidated financial statements.

    In the normal course of business, the Company had letters of credit





                              Page 10 of 16 Pages
outstanding aggregating $13.9 million at March 31, 1995, to satisfy various collateral requirements in lieu of depositing cash or securities.

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





                              Page 11 of 16 Pages

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

    Total assets increased $237.0 million from $1,557.3 million at December 31, 1994 to $1,794.3 million at March 31, 1995. The increase is mostly due to an increase in receivable from brokers and dealers related to securities borrowed. The increase in securities borrowed is a result of an increase in payable to brokers and dealers (related to securities loaned).

FIRST QUARTER 1995 VERSUS FIRST QUARTER 1994

    Revenues, net of interest expense, increased $10.5 million, or 15%, in the first quarter of 1995 compared to the same prior year period. The increase was due primarily to a $5.7 million, or 64%, increase in corporate finance, a $3.3 million, or 19%, increase in principal transactions, an $833,000, or 45%, increase in net interest income (interest revenues less interest expense), and a $694,000, or 2%, increase in commissions. Other revenues remained relatively unchanged from last year. Commission revenues increased, led by the Investment Technology Group, but partially offset by the Taxable Fixed Income Department and the Equities Division which recorded declines. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division, International Division and other proprietary trading. Corporate finance revenue included $12.9 million from one debt underwriting. Net interest income increased as the $9.7 million increase in interest revenues exceeded the $8.9 million increase in interest expense. Interest revenues increased due primarily to higher interest rates on larger stock borrow balances. The related increases in interest on stock loan and customer short balances only partially offset the growth in interest revenues.

    Total non-interest expenses increased $7.7 million, or 13%, in the first quarter of 1995 compared to the same prior year period. Compensation and benefits increased $4.8 million, or 13%, largely due to higher incentive based compensation accruals. Other expense increased $1.6 million, or 23%, mostly due to higher soft dollar and technology development expenses. Telecommunications and data processing services increased $954,000, or 21%, primarily due to increased personnel and trade volumes. Floor brokerage and clearing fees, occupancy and equipment rental, travel and promotional, and software royalties remained relatively unchanged from last year.

    Earnings before income taxes and minority interest were up 27% to $13.0 million, as compared to $10.2 million in the 1994 period. The effective tax rate was approximately 44.7% in the first quarter of 1995 compared to approximately 43.0% in the 1994 period.

    Minority interest (approximately 19% of the earnings of ITGI) was $606,000 in the first quarter of 1995. There was no minority interest recorded in the comparable 1994 period, because no minority interest existed until ITGI went public in May, 1994.

    Primary earnings per share were $1.10 in the first quarter of 1995 on 6,001,000 shares compared to $.95 in the 1994 period on 6,051,000 shares. Fully diluted earnings per share were $1.10 in the first quarter of 1995 on 6,005,000 shares compared to $.95 in the 1994 period on 6,075,000 shares.

    During the first quarter of 1995, the Company repurchased 172,734 shares of its common stock versus repurchases of 35,925 shares for the comparable 1994 period.





                              Page 12 of 16 Pages

    The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a breakdown of total revenues by source for the three months ended March 31, 1995 and March 25, 1994.

                                                                  For the Three Months Ended
                                                            -----------------------------------------
                                                            March 31, 1995             March 25, 1994
                                                            --------------             --------------
                                                                     % of                           % of
                                                                     Total                         Total
                                                       Amount       Revenues         Amount       Revenues
                                                       ------       --------         ------       --------
                                                              (Dollars in Thousands)
  Equities Division   . . . . . . . . . . . . . .      $ 32,498       34%            $ 31,369       41%
  Investment Technology Group   . . . . . . . . .        15,320       16               13,434       18
  International Division  . . . . . . . . . . . .         8,491        9                7,511       10
  Taxable Fixed Income Department   . . . . . . .         1,452        2                3,563        5
  Convertible Division  . . . . . . . . . . . . .         1,723        2                1,050        1
  Other Proprietary Trading   . . . . . . . . . .         1,845        2                  381        0
  Corporate Finance   . . . . . . . . . . . . . .        14,544       15                8,875       12
  Interest  . . . . . . . . . . . . . . . . . . .        18,030       19                8,338       11
  Other   . . . . . . . . . . . . . . . . . . . .         1,110        1                1,169        2
                                                       ---------    ----                -----      ----

      Total revenues  . . . . . . . . . . . . . .      $ 95,013      100%            $ 75,690      100%
                                                       =========    ====             ========      ====





                              Page 13 of 16 Pages

                          PART II.  OTHER INFORMATION
                   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      11.   Computation of Earnings Per Share
            (Page 15 attached)

  (b) Reports on Form 8-K.

      There were no reports filed on Form 8-K during the quarter ended March 31, 1995.





                              Page 14 of 16 Pages

                                                                    EXHIBIT 11

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
              (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                         For The
                                                                    Three Months Ended
                                                                    ---------------------
                                                                    March 31,   March 25,
                                                                      1995        1994
                                                                    ---------   ---------
Common stock and common stock
  equivalents:
   Average common stock outstanding . . . . . . . . . . . . . . .      5,535      5,721
   Common stock equivalent shares
     related to employee stock
     options and restricted stock . . . . . . . . . . . . . . . .        466        330
                                                                      ------     ------

     Total average common stock and
       common stock equivalents
       used for primary computation . . . . . . . . . . . . . . .      6,001      6,051

Adjustment of average common
  stock equivalents to period-end
  market price, if higher than
  average price . . . . . . . . . . . . . . . . . . . . . . . . .          4         24
                                                                      ------     ------

     Total average common stock,
      common stock equivalents
      and other dilutive securities . . . . . . . . . . . . . . .      6,005      6,075
                                                                      ======     ======

Earnings:
  Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . .     $6,595     $5,839
  Adjustment to subsidiary earnings - common stock
    equivalents on subsidiary   . . . . . . . . . . . . . . . . .        --          90
                                                                      ------     ------

     Total earnings for primary
      and fully diluted computation . . . . . . . . . . . . . . .     $6,595     $5,749
                                                                      ======     ======

Earnings per share:
  Primary   . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1.10     $  .95
                                                                      ======     ======
  Fully diluted   . . . . . . . . . . . . . . . . . . . . . . . .     $ 1.10     $  .95
                                                                      ======     ======





                              Page 15 of 16 Pages

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JEFFERIES GROUP, INC.
                                       --------------------------
                                             (Registrant)



Date:       May 12, 1995           By:   /s/ Clarence T. Schmitz
      -----------------------          --------------------------
                                         Clarence T. Schmitz
                                         Executive Vice President,
                                         Chief Financial Officer






                              Page 16 of 16 Pages