Form 10-Q
period 1995-09-29
JEFFERIES GROUP INC
filed 1995-11-13
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 29, 1995

                                       OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

                         Commission file number 0-11669

                              JEFFERIES GROUP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  95-2848406
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)


11100 SANTA MONICA BLVD, LOS ANGELES, CALIFORNIA            90025
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

                             Yes / X /    No /   /

As of September 29, 1995, the registrant had 5,598,490 common shares, $.01 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 29, 1995

                                                                                                  Page
                                                                                                  ----

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statements of Financial Condition -
            September 29, 1995 (unaudited) and December 31, 1994  . . . . . . . . . . . . .          3

          Consolidated Statements of Earnings (unaudited) -
            Three Months and Nine Months Ended September 29, 1995 and September 30, 1994. .          4

          Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
            Nine Months Ended September 29, 1995  . . . . . . . . . . . . . . . . . . . . .          5

          Consolidated Statements of Cash Flows (unaudited) -
            Nine Months Ended September 29, 1995 and September 30, 1994   . . . . . . . . .          6

          Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . .          8

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . .         12

PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .         15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                            September 29,       December 31,
                                                                                1995                1994
                                                                            -------------       ------------
                                                                             (unaudited)
ASSETS

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .     $    78,495         $    71,381
Receivable from brokers and dealers. . . . . . . . . . . . . . . . . . .       1,008,331           1,149,670
Receivable from customers, officers and directors. . . . . . . . . . . .         102,030             105,880
Securities owned . . . . . . . . . . . . . . . . . . . . . . . . . . . .         161,074             144,940
Premises and equipment . . . . . . . . . . . . . . . . . . . . . . . . .          25,408              21,071
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          55,283              64,406
                                                                             -----------         -----------
                                                                             $ 1,430,621         $ 1,557,348
                                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      --           $       866
Payable to brokers and dealers . . . . . . . . . . . . . . . . . . . . .         799,555             840,833
Repurchase agreements . . . . . . . . . . .. . . . . . . . . . . . . . .            --                18,696
Payable to customers. . . . . .. . . . . . . . . . . . . . . . . . . . .         175,360             325,396
Securities sold, not yet purchased . . . . . . . . . . . . . . . . . . .          75,275              60,587
Accrued expenses and other liabilities . . . . . . . . . . . . . . . . .         130,420              82,029
                                                                             -----------         -----------
                                                                               1,180,610           1,328,407
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59,832              59,570
Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,737               6,136
                                                                             -----------         -----------
                                                                               1,248,179           1,394,113
                                                                             -----------         -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value. Authorized 1,000,000 shares;                     --                  --
    none issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . .

  Common stock $.01 par value. Authorized 25,000,000 shares;
    issued 9,136,285 shares in 1995 and 9,017,710 shares in 1994 . . . .              91                  90
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          55,142              51,120
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .         186,896             165,597
  Less treasury stock, at cost; 3,537,795 shares in 1995
    and 3,412,672 shares in 1994 . . . . . . . . . . . . . . . . . . . .         (59,096)            (52,958)
  Less currency translation adjustments. . . . . . . . . . . . . . . . .            (442)               (465)
  Less additional minimum pension liability. . . . . . . . . . . . . . .            (149)               (149)
                                                                             -----------         -----------
        Total stockholders' equity . . . . . . . . . . . . . . . . . . .         182,442             163,235
                                                                             -----------         -----------
                                                                             $ 1,430,621         $ 1,557,348
                                                                             ===========         ===========


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended          Nine Months Ended
                                                             --------------------       -----------------------
                                                             Sept 29,    Sept 30,        Sept 29,     Sept 30,
                                                               1995       1994             1995         1994
                                                             ---------  ---------       ----------   ----------
 Revenues:
   Commissions . . . . . . . . . . . . . . . . . . . .       $  46,189  $  39,253       $  129,063   $  116,999
   Principal transactions  . . . . . . . . . . . . . .          30,752     18,216           75,862       49,370
   Corporate finance . . . . . . . . . . . . . . . . .          17,317      8,987           55,781       22,606
   Interest  . . . . . . . . . . . . . . . . . . . . .          15,421     15,469           49,600       34,967
   Other   . . . . . . . . . . . . . . . . . . . . . .           1,308        241            3,848        1,153
                                                             ---------  ---------       ----------   ----------
     Total revenues  . . . . . . . . . . . . . . . . .         110,987     82,166          314,154      225,095
   Interest expense  . . . . . . . . . . . . . . . . .          12,643     12,310           41,533       28,107
                                                             ---------  ---------       ----------   ----------
   Revenues, net of interest expense . . . . . . . . .          98,344     69,856          272,621      196,988
                                                             ---------  ---------       ----------   ----------
 Non-interest expenses:
   Compensation and benefits . . . . . . . . . . . . .          52,537     33,368          148,052      102,941
   Floor brokerage and clearing fees . . . . . . . . .           4,937      4,713           14,599       13,513
   Telecommunications and data processing services . .           6,823      5,508           18,059       15,231
   Occupancy and equipment rental  . . . . . . . . . .           3,812      3,495           11,324       10,472
   Travel and promotional  . . . . . . . . . . . . . .           2,634      2,142            7,004        6,184
   Software royalties  . . . . . . . . . . . . . . . .           1,566      1,358            4,212        3,934
   Other . . . . . . . . . . . . . . . . . . . . . . .           9,932      8,048           27,928       22,241
                                                             ---------  ---------       ----------   ----------
     Total non-interest expenses   . . . . . . . . . .          82,241     58,632          231,178      174,516
                                                             ---------  ---------       ----------   ----------
   Operating income  . . . . . . . . . . . . . . . . .          16,103     11,224           41,443       22,472
 Other income:
   Gain on initial public offering of
     Investment Technology Group, Inc. . . . . . . . .            --         --                --         8,257
                                                             ---------  ---------       ----------   ----------
     Earnings before income taxes and
       minority interest   . . . . . . . . . . . . . .          16,103     11,224           41,443       30,729

 Income taxes  . . . . . . . . . . . . . . . . . . . .           5,027      5,201           16,394       13,883
                                                             ---------  ---------       ----------   ----------
     Earnings before minority interest   . . . . . . .          11,076      6,023           25,049       16,846

 Minority interest . . . . . . . . . . . . . . . . . .             910        658            2,154          860
                                                             ---------  ---------       ----------   ----------
     Net earnings  . . . . . . . . . . . . . . . . . .       $  10,166  $   5,365       $   22,895   $   15,986
                                                             =========  =========       ==========   ==========
 Earnings per share of common stock:
     Primary   . . . . . . . . . . . . . . . . . . . .       $    1.70  $    0.85       $     3.84   $     2.55
                                                             =========  =========       ==========   ==========
     Fully diluted   . . . . . . . . . . . . . . . . .       $    1.70  $    0.85       $     3.83   $     2.55
                                                             =========  =========       ==========   ==========

 Weighted average shares of common stock:
     Primary   . . . . . . . . . . . . . . . . . . . .           5,969      6,324            5,963        6,210
     Fully diluted   . . . . . . . . . . . . . . . . .           5,971      6,328            5,985        6,210


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 29, 1995
                             (DOLLARS IN THOUSANDS)

                                                                                                   Additional     Total
                                              Additional                              Currency       Minimum      Stock-
                                   Common      Paid-in     Retained     Treasury    Translation      Pension      holders'
                                   Stock       Capital     Earnings       Stock      Adjustment     Liability     Equity
                                   ---------------------------------------------------------------------------------------
 Balance, December 31, 1994.....   $90        $51,120      $165,597     $(52,958)     $(465)         $(149)       $163,235

 Exercise of stock options
  (118,575 shares)..............     1          2,758                                                                2,759

 Purchase of 269,899
  shares of treasury stock......                                          (8,789)                                   (8,789)

 Issuance of 103,473
  shares of common stock........                1,206                      2,025                                     3,231

 Issuance of 41,303
  shares of restricted stock....                   58                        626                                       684

 Increase in proportionate
  share of subsidiary's
  equity related to
  subsidiary's purchase of
  treasury stock................                               (766)                                                  (766)

 Cash dividends,
  $.05 per share................                               (830)                                                  (830)

 Translation adjustment.........                                                         23                             23

 Net earnings...................                             22,895                                                 22,895
                                   ---------------------------------------------------------------------------------------
 Balance, September 29, 1995....   $91        $55,142      $186,896     $(59,096)     $(442)         $(149)       $182,442
                                   =======================================================================================


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           Nine Months Ended
                                                                                     -----------------------------
                                                                                       Sept. 29,        Sept. 30,
                                                                                          1995            1994
                                                                                     ------------     ------------
Cash flows from operating activities:

Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     22,895     $     15,986
                                                                                     ------------     ------------
Adjustments to reconcile net earnings to net cash
  provided (used) by operations:
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . .             6,654            5,292
  (Increase) decrease in receivables:
    Brokers and dealers   . . . . . . . . . . . . . . . . . . . . . . . . . . .           141,339         (174,390)
    Customers, officers and directors   . . . . . . . . . . . . . . . . . . . .             3,850           33,781
  (Increase) decrease in securities owned   . . . . . . . . . . . . . . . . . .           (16,134)         (33,959)
  (Increase) decrease in other assets   . . . . . . . . . . . . . . . . . . . .             8,072          (13,796)
  Increase (decrease) in operating payables:
    Brokers and dealers   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (41,278)         265,356
    Repurchase agreements   . . . . . . . . . . . . . . . . . . . . . . . . . .           (18,696)            --
    Customers   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (150,036)         (33,689)
  Increase (decrease) in securities sold, not yet purchased   . . . . . . . . .            14,688          (20,119)
  Increase (decrease) in accrued expenses and other liabilities . . . . . . . .            48,391          (14,435)
  Increase (decrease) in minority interest  . . . . . . . . . . . . . . . . . .             1,601            6,073
                                                                                     ------------     ------------
          Total adjustments . . . . . . . . . . . . . . . . . . . . . . . . . .            (1,549)          20,114
                                                                                     ------------     ------------
          Net cash provided (used) by operating activities  . . . . . . . . . .            21,346           36,100
                                                                                     ------------     ------------

                             Continued on next page.

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                             Nine Months Ended
                                                                                         -------------------------
                                                                                         Sept. 29,        Sept. 30,
                                                                                           1995             1994
                                                                                         --------         --------
 Cash flows from financing activities:

       Net proceeds (payments) on term debt  . . . . . . . . . . . . . . . . . .               --           49,302
       Net proceeds (payments) from bank loans   . . . . . . . . . . . . . . . .             (866)         (45,928)
       Net payments for:
         Repurchase of treasury stock  . . . . . . . . . . . . . . . . . . . . .           (8,789)         (16,025)
         Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (830)            (881)
       Proceeds from exercise of stock options   . . . . . . . . . . . . . . . .            2,759            3,036
       Issuance of common stock shares   . . . . . . . . . . . . . . . . . . . .            3,231           19,964
       Issuance of restricted stock shares   . . . . . . . . . . . . . . . . . .              684               --
       Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (766)              --
                                                                                         --------         --------
          Net cash provided (used) by financing activities . . . . . . . . . . .           (4,577)           9,468
                                                                                         --------         --------
 Cash flows from investing activities - purchase of premises and equipment . . .           (9,678)          (6,346)
                                                                                         --------         --------
 Effect of foreign currency translation on cash  . . . . . . . . . . . . . . . .               23              206
                                                                                         --------         --------
          Net increase (decrease) in cash and cash equivalents . . . . . . . . .            7,114           39,428

 Cash and cash equivalents - beginning of period . . . . . . . . . . . . . . . .           71,381           26,910
                                                                                         --------         --------
 Cash and cash equivalents - end of period . . . . . . . . . . . . . . . . . . .         $ 78,495         $ 66,338
                                                                                         ========         ========
 Supplemental disclosures of cash flow information:

   Cash paid during the period for:

     Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 40,916         $ 23,795
                                                                                         ========         ========
     Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 12,642         $  9,979
                                                                                         ========         ========





     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all subsidiaries, including Jefferies & Company, Inc. (Jefferies) and Investment Technology Group, Inc. and all of its subsidiaries
(ITGI), including ITGI's wholly-owned subsidiary, ITG Inc. (ITG). The accounts of W & D Securities, Inc. (W & D) are also consolidated because of the nature and extent of the Company's ownership interest in W & D. Jefferies Group, Inc. and its subsidiaries are primarily engaged in securities brokerage and trading, corporate finance and other financial services. The term "Company" refers, unless the context requires otherwise, to Jefferies Group, Inc., its subsidiaries, predecessor entities, and W & D.

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

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

    The components, at September 29, 1995, of receivable from and payable to brokers and dealers are as follows (in thousands of dollars):

    Receivable from brokers and dealers:
         Securities borrowed  . . . . . . . . . . . .         $  991,393
         Other  . . . . . . . . . . . . . . . . . . .             16,938
                                                              ----------
                                                              $1,008,331
                                                              ==========

    Payable to brokers and dealers:
         Securities loaned  . . . . . . . . . . . . .         $  791,635
         Other  . . . . . . . . . . . . . . . . . . .              7,920
                                                              ----------
                                                              $  799,555
                                                              ==========

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

    The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of September 29, 1995:


                                                                             Securities
                                                                                Sold,
                                                            Securities        Not Yet
                                                              Owned          Purchased
                                                           -----------       ----------
                                                               (Dollars in Thousands)
    Corporate equity securities   . . . . . . . . . .         $ 75,010         $67,677
    High-yield securities   . . . . . . . . . . . . .           31,011           5,902
    Corporate debt securities   . . . . . . . . . . .           20,389           1,560
    U.S. Government and agency obligations  . . . . .           34,528              --
    Options   . . . . . . . . . . . . . . . . . . . .              136             136
                                                           -----------       ---------
                                                              $161,074         $75,275
                                                           ===========       =========

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of September 29, 1995 (in thousands of dollars):

    Cash in banks   . . . . . . . . . . . . . . . . .      $19,266
    Short term investments  . . . . . . . . . . . . .       59,229
                                                           -------
                                                           $78,495
                                                           =======

MINORITY INTEREST

    Minority interest represents the minority stockholders' proportionate share of the equity of ITGI. At September 29, 1995, Jefferies Group, Inc. owned 81% of ITGI's common stock.

NET CAPITAL REQUIREMENTS

    As registered broker-dealers, Jefferies, ITG and W & D are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. Jefferies, ITG and W & D have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

    Net capital changes from day to day, but as of September 29, 1995, Jefferies' net capital of $70.8 million exceeded its minimum net capital requirements by $66.4 million. ITG's net capital of $24.6 million exceeded its minimum net capital requirements by $24.3 million. W & D's net capital of $879,000 exceeded its minimum net capital requirements by $629,000.

QUARTERLY DIVIDENDS

    In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

                                   1st Qtr      2nd Qtr      3rd Qtr
                                   -------      -------      -------
    1995  . . . . . . . . . . .      $.05         $.05         $.05
    1994  . . . . . . . . . . .      $.05         $.05         $.05


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

    In the normal course of business, the Company had letters of credit outstanding aggregating $17.4 million at September 29, 1995, to satisfy various collateral requirements in lieu of depositing cash or securities.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

    Total assets decreased $126.7 million from $1,557.3 million at December 31, 1994 to $1,430.6 million at September 29, 1995. The decrease is mostly due to a decrease in receivable from brokers and dealers related to securities borrowed. The decrease in securities borrowed is mostly a result of a decrease in payable to customers.

FIRST THREE QUARTERS 1995 VERSUS FIRST THREE QUARTERS 1994

    Revenues, net of interest expense, increased $75.6 million, or 38%, in the first three quarters of 1995 compared to the same prior year period. The increase was due primarily to a $33.2 million, or 147%, increase in corporate finance, a $26.5 million, or 54%, increase in principal transactions, a $12.1 million, or 10%, increase in commissions, a $2.7 million increase in other revenues and a $1.2 million, or 18%, increase in net interest income (interest revenues less interest expense). Commission revenues increased, led by ITGI and the Equities Division. Revenues from principal transactions increased primarily due to increased trading gains in the Taxable Fixed Income Department, the Equities Division and the International Division. Corporate finance revenues benefited from increases in underwriting and advisory fees. Net interest income increased as the $14.6 million increase in interest revenues exceeded the $13.4 million increase in interest expense. Interest revenues increased due primarily to higher stock borrow, customer margin and investment interest income. The related increases in interest on stock loan only partially offset the growth in interest revenues. Other revenues increased partly due to currency gains.

    Total non-interest expenses increased $56.7 million, or 32%, in the first three quarters of 1995 compared to the same prior year period. Compensation and benefits increased $45.1 million, or 44%, largely due to higher incentive based compensation accruals. Other expense increased $5.7 million, or 26%, largely due to higher technology development expenses. Telecommunications and data processing services increased $2.8 million, or 19%, primarily due to increased trade volumes and personnel. Floor brokerage and clearing fees increased $1.1 million, or 8%, due to increased volumes of business executed on the various exchanges. Occupancy and equipment rental increased $852,000, or 8%, partly due to the relocation and addition of offices. Travel and promotional increased $820,000, or 13%, mostly due to increased travel expenses. Software royalties remained relatively unchanged from last year.

    The first three quarters' results for 1994 included a pre-tax gain of $8.3 million on the initial public offering of ITGI. The minority stockholders' ownership interest reduced the Company's ownership of ITGI to approximately 80%.

    Earnings before income taxes and minority interest were up 35% to $41.4 million in the 1995 period, as compared to $30.7 million in the 1994 period. The effective tax rate was approximately 40% in the first three quarters of 1995 versus approximately 45% in the first three quarters of 1994. The 1995 effective tax rate was lower due to a reduction in the effective state tax rates and research and development tax credits.

    Minority interest (approximately 19% of the 1995 earnings of ITGI) was $2.2 million in the first three quarters of 1995. Minority interest was only $860,000 in the comparable 1994 period, because minority interest did not exist until ITGI went public in May, 1994.

    Primary earnings per share were $3.84 in the first three quarters of 1995 on 5,963,000 shares compared to $2.55 in the 1994 period on 6,210,000 shares. Fully diluted earnings per share were $3.83 in the first three quarters of 1995 on 5,985,000 shares compared to $2.55 in the 1994 period on 6,210,000 shares.

    During the first three quarters of 1995, the Company repurchased 269,899 shares of its common stock versus 452,211 shares for the comparable 1994 period.

THIRD QUARTER 1995 VERSUS THIRD QUARTER 1994

    Revenues, net of interest expense, increased $28.5 million, or 41%, in the third quarter of 1995 compared to the same prior year period. The increase was due to a $12.5 million, or 69%, increase in principal transactions, a $8.3 million, or 93%, increase in corporate finance, a $6.9 million, or 18%, increase in commissions and a $1.1 million increase in other revenues, partially offset by a $381,000, or 12%, decrease in net interest income (interest revenues less interest expense). Revenues from principal transactions increased primarily due to increased trading gains in the Taxable Fixed Income Department, the International Division and the Equities Division. Corporate finance revenue benefited from increases in underwriting and advisory fees. Commission revenues increased, led by ITGI, the Equities Division and the International Division. Other revenues increased partly due to currency gains. Net interest income decreased mostly due to the $333,000, or 3%, increase in interest expense.

    Total non-interest expenses increased $23.6 million, or 40%, in the third quarter of 1995 compared to the same prior year period. Compensation and benefits increased $19.2 million, or 57%, largely due to higher incentive based compensation accruals. Other expense increased $1.9 million, or 23%, mostly due to reserves and higher technology development expenses. Telecommunications and data processing services increased $1.3 million, or 24%, primarily due to increased trade volumes and personnel. Travel and promotional increased $492,000, or 23%, mostly due to increased travel. Occupancy and equipment rental increased $317,000, or 9%, partly due to the relocation and addition of offices. Software royalties increased $208,000, or 15%, due to the increase in POSIT(R) commissions. Floor brokerage and clearing fees remained relatively unchanged from last year.

    Earnings before income taxes and minority interest were up 43% to $16.1 million in the 1995 period, as compared to $11.2 million in the 1994 period. The effective tax rate was approximately 31% in the third quarter of 1995 compared to approximately 46% in the 1994 period. The effective tax rate for the third quarter of 1995 was reduced by an adjustment related to a reduction in the effective state tax rates and research and development tax credits.

    Minority interest (approximately 19% of the earnings of ITGI) was $910,000 in the third quarter of 1995 as compared to $658,000 in the comparable 1994 period. The change in minority interest is related to the increase in ITGI's 1995 third quarter net earnings over the comparable 1994 period.

    Primary earnings per share were $1.70 in the third quarter of 1995 on 5,969,000 shares compared to $.85 in the 1994 period on 6,324,000 shares. Fully diluted earnings per share were $1.70 in the third quarter of 1995 on 5,971,000 shares compared to $.85 in the 1994 period on 6,328,000 shares.

    During the third quarter of 1995, the Company repurchased 41,256 shares of its common stock versus 325,411 shares for the comparable 1994 period.

    The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a breakdown of total revenues by source for the nine months and three months ended September 29, 1995 and September 30, 1994.



                                                                        Nine Months Ended
                                                  ---------------------------------------------------------
                                                         September 29,                  September 30,
                                                              1995                           1994
                                                  -------------------------       -------------------------
                                                                    % of                            % of
                                                                    Total                           Total
                                                     Amount        Revenues          Amount        Revenues
                                                  ------------     --------       ------------     --------
                                                                    (Dollars in Thousands)
Commissions and principal transactions:
    Equities Division   . . . . . . . . . . .       $102,840         33%            $ 88,916         39%
    ITGI  . . . . . . . . . . . . . . . . . .         51,789         16               43,168         19
    International Division  . . . . . . . . .         29,637          9               23,151         10
    Taxable Fixed Income Department   . . . .          9,759          3                4,386          2
    Convertible Division  . . . . . . . . . .          5,214          2                3,824          2
    Other proprietary trading   . . . . . . .          5,758          2                2,924          1
Corporate finance . . . . . . . . . . . . . .         55,781         18               22,606         10
Interest  . . . . . . . . . . . . . . . . . .         49,600         16               34,967         16
Other   . . . . . . . . . . . . . . . . . . .          3,776          1                1,153          1
                                                  -------------------------       -------------------------
      Total revenues  . . . . . . . . . . . .       $314,154        100%            $225,095        100%
                                                  =========================       =========================



                                                                        Three Months Ended
                                                  ---------------------------------------------------------
                                                         September 29,                  September 30,
                                                              1995                           1994
                                                  -------------------------       -------------------------
                                                                    % of                            % of
                                                                    Total                           Total
                                                     Amount        Revenues          Amount        Revenues
                                                  ------------     --------       ------------     --------
                                                                    (Dollars in Thousands)
Commissions and principal transactions:
    Equities Division   . . . . . . . . . . .       $ 36,163          33%            $30,671         37%
    ITGI  . . . . . . . . . . . . . . . . . .         19,164          17              15,992         19
    International Division  . . . . . . . . .         12,090          11               8,050         10
    Taxable Fixed Income Department   . . . .          5,021           4                (103)         0
    Convertible Division  . . . . . . . . . .          1,770           2               1,448          2
    Other proprietary trading   . . . . . . .          2,805           2               1,411          2
Corporate finance . . . . . . . . . . . . . .         17,317          16               8,987         11
Interest  . . . . . . . . . . . . . . . . . .         15,421          14              15,469         19
Other   . . . . . . . . . . . . . . . . . . .          1,236           1                 241          0
                                                  -------------------------       -------------------------
      Total revenues  . . . . . . . . . . . .       $110,987         100%            $82,166        100%
                                                  =========================       =========================

                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

           11.   Computation of Earnings Per Share (page 16 attached)

  (b) Reports on Form 8-K.

           There were no reports filed on Form 8-K during the quarter ended September 29, 1995.

                                   EXHIBIT 11
                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
              (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                                     Three Months Ended            Nine Months Ended
                                                                   ----------------------       -----------------------
                                                                   Sept. 29,    Sept. 30,        Sept. 29,    Sept. 30,
                                                                      1995         1994            1995         1994
                                                                   ---------    ---------       ----------    ---------
  Common stock and common stock equivalents

    Average common stock outstanding  . . . . . . . . . . . .         5,556        5,971            5,526        5,862

    Common stock equivalent shares related to various
      employee stock and stock option plans . . . . . . . . .           413          353              437          348
                                                                   ---------------------        ----------------------
      Total average common stock and common stock
        equivalents used for primary computation  . . . . . .         5,969        6,324            5,963        6,210

    Adjust average common stock equivalents to period-
      end market price, if higher than average price  . . . .             2            4               22           --
                                                                   ---------------------        ----------------------
      Total average common stock, common stock
        equivalents and other dilutive securities . . . . . .         5,971        6,328            5,985        6,210
                                                                   =====================        ======================

  Earnings:
    Net earnings  . . . . . . . . . . . . . . . . . . . . . .       $10,166      $ 5,365          $22,895      $15,986
    Adjustment to subsidiary earnings -
      common stock equivalents on subsidiary  . . . . . . . .            --           --               --          125
                                                                   ---------------------        ----------------------
      Total earnings for primary and fully diluted  . . . . .       $10,166      $ 5,365          $22,895      $15,861
                                                                   =====================        ======================

  Earnings per share:
    Primary   . . . . . . . . . . . . . . . . . . . . . . . .         $1.70        $0.85            $3.84        $2.55
                                                                   =====================        ======================
    Fully diluted   . . . . . . . . . . . . . . . . . . . . .         $1.70        $0.85            $3.83        $2.55
                                                                   =====================        ======================

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               JEFFERIES GROUP, INC.
                                               ---------------------
                                                   (Registrant)


Date:  November 10, 1995                  By:  /s/   Clarence T. Schmitz
       -----------------                       -----------------------------
                                                     Clarence T. Schmitz
                                                     Executive Vice President,
                                                     Chief Financial Officer