Form 10-K
period 1995-12-31
JEFFERIES GROUP INC
filed 1996-03-29
CIK 717867

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-11665

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. $292,173,885 as of March 22, 1996.

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practical date. 11,197,048 shares as of the close of business March 22, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE
                          See list on following page.

                           LOCATION OF EXHIBIT INDEX
        The index of exhibits is contained in Part IV herein on page 33.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JEFFERIES GROUP, INC.

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                                                      PAGE
                                                                                                      ----
Item 1.    Business.................................................................................    1
Item 2.    Properties...............................................................................    5
Item 3.    Legal Proceedings........................................................................    6
Item 4.    Submission of Matters to a Vote of Security Holders......................................    6
                                           PART II
Item 5.    Market for the Registrant's Common Stock and Related Security Holder Matters.............    7
Item 6.    Selected Financial Data..................................................................    8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations....    9
Item 8.    Financial Statements and Supplementary Data..............................................   13
Item 9.    Disagreements on Accounting and Financial Disclosure.....................................   33
                                           PART III
Item 10.   Directors and Executive Officers of the Registrant.......................................   33
Item 11.   Executive Compensation...................................................................   33
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........................   33
Item 13.   Certain Relationships and Related Transactions...........................................   33
                                           PART IV
Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K........................   33

                      DOCUMENTS INCORPORATED BY REFERENCE

                              TITLE OF DOCUMENT                                                PART OF FORM 10-K
--------------------------------------------------------------------------------------------   -----------------
Proxy Statement relating to 1996 Annual Meeting of Shareholders (to be filed).................     Part III

                Exhibit Index located on page 33 of this report.

                                     PART I

ITEM 1.  BUSINESS.

     Jefferies Group, Inc. is a holding company which, through its four primary subsidiaries, Jefferies & Company, Inc., Investment Technology Group, Inc., Jefferies International Limited and Jefferies Pacific Limited, is engaged in securities brokerage and trading, corporate finance and other financial services. The term "Company" refers, unless the context requires otherwise, to Jefferies Group, Inc., its subsidiaries, predecessor entities, and W & D Securities, Inc. The Company was originally incorporated in 1973 as a holding company for Jefferies & Company, Inc. and was reincorporated in Delaware on August 10, 1983. The Company and its various subsidiaries maintain offices in Los Angeles, New York, Short Hills, Jersey City, Chicago, Dallas, Boston, Atlanta, New Orleans, Houston, San Francisco, Stamford, London, Hong Kong, Zurich and Tokyo.

     As of December 31, 1995, the Company and its subsidiaries had 799 full-time employees, including 401 representatives registered with the National Association of Securities Dealers, Inc. ("NASD"). The Company's executive offices are located at 11100 Santa Monica Boulevard, Los Angeles, California 90025, and its telephone number is (310) 445-1199.

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

INVESTMENT TECHNOLOGY GROUP, INC.

     Investment Technology Group, Inc. is a holding company which is publicly traded (Nasdaq: ITGI) and is approximately 80% owned by Jefferies Group, Inc. Its wholly-owned subsidiary, ITG Inc. ("ITG") is a leading provider of technology-based equity trading services and transaction research to institutional investors and brokers. ITG services help clients to access liquidity, execute trades more efficiently, and make better trading decisions. ITG's expanding range of services includes: POSIT(R), the world's largest intra-day electronic equity matching system; QuantEX(R), a fully-integrated trade routing, analysis, and management system; and ISIS, a set of analytical tools for systematically lowering the costs of trading.

JEFFERIES INTERNATIONAL LIMITED AND JEFFERIES PACIFIC LIMITED

     Jefferies International Limited ("JIL"), a broker-dealer subsidiary of the Company, was incorporated in 1986 in England. JIL is a member of The International Stock Exchange and The Securities and Futures Authority. JIL introduces customers trading in U.S. securities to Jefferies and also trades as a broker-dealer in international equity and convertible securities and American Depositary Receipts ("ADRs"). In 1995, JIL formed a wholly-owned subsidiary, Jefferies (Switzerland) Ltd., in Switzerland.

     Jefferies Pacific Limited ("JPL"), a broker subsidiary of the Company, was incorporated in 1992 in Hong Kong. JPL presently introduces foreign customers trading in U.S. securities to Jefferies. JPL commenced operations in 1993 and has not yet generated material revenues.

W & D SECURITIES, INC.

     W & D Securities, Inc. ("W & D") primarily provides execution services on the New York Stock Exchange ("NYSE") and other exchanges to Jefferies and ITG. In order to comply with regulatory requirements of the NYSE that generally prohibit NYSE members and their affiliates from executing, as principal and, in certain cases, as agent, transactions in NYSE-listed securities off the NYSE, the Company gave up its formal legal control of W & D, effective January 1, 1983, by exchanging all of the W & D common stock owned by it for non-voting preferred stock of W & D. The common stock of W & D is presently held by an officer of W & D who has agreed with the Company that, at the option of the Company, he will sell such stock to the Company for nominal consideration. In the event that the Company were to regain ownership of such common stock, the Company believes that the NYSE would assert that W & D would be in violation of the NYSE's rules unless similar arrangements satisfactory to the NYSE were made with respect to the ownership of the common stock.

     While the NYSE has generally approved the above arrangements, there can be no assurance that it will not raise objections in the future. In light of these arrangements and the high proportion of the equity of W & D represented by the non-voting preferred stock held by the Company, W & D is consolidated as a subsidiary of the Company for financial statement purposes. The Company believes that it can make satisfactory alternative arrangements for executing transactions in listed securities on the NYSE if it were precluded from doing so through W & D.

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

     Equities. The Equities Division makes markets in over 400 over-the-counter equity and ADR securities, operates a specialist post on the Boston Stock Exchange, and trades securities for its own account, as well as to accommodate customer transactions. The International Division engages in hedged trading involving securities listed or traded in both domestic and foreign markets.

     Taxable Fixed Income. The Taxable Fixed Income Department trades high grade and non-investment grade public and private debt securities. The Department specializes in trading and making markets in over 300 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. At December 31, 1995, the aggregate long and short market value of these positions was $30.2 million and $13.5 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are generally available from a small number of dealers.

     Convertible Securities and Warrants. The Company also trades domestic and international convertible securities and warrants and assists corporate and institutional clients in identifying attractive investments in these securities and warrants.

     Other Proprietary Trading. The Company invests in merger related arbitrage activities through relationships with independent management firms pursuant to which the Company delegates investment decisions to the managers. In 1994, the Company hired an analytical trading group to engage in statistically-defined market-neutral strategies in the equities markets to earn above market rates on invested capital. In 1995, the Company hired a commodities trading group to engage in a hedged strategy involving exchange listed commodity index futures and the underlying commodity futures.

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

     The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the "basic method") or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the "alternative method"). Jefferies, ITG and W & D use the alternative method of calculation.

     Compliance with applicable net capital rules could limit operations of Jefferies or ITG, such as underwriting and trading activities, that require use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies or ITG to the Company. As of December 31, 1995, Jefferies', ITG's and W & D's net capital was $78.0 million, $24.6 million and $908,000, respectively, which exceeded minimum net capital requirements by $72.4 million, $24.4 million and $658,000, respectively. See note 13 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES.

     The Company maintains sales offices in Los Angeles, New York, Short Hills, Chicago, Dallas, Boston, Atlanta, New Orleans, Houston, San Francisco, Stamford, London, Hong Kong, Zurich and Tokyo. In addition, the Company maintains operations offices in Los Angeles and Jersey City. The Company leases all of its office space which management believes is adequate for the Company's business. For information concerning leasehold improvements and rental expense, see notes 1, 6 and 11 of Notes to Consolidated Financial Statements.

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

     In October 1994, the lawsuits were consolidated for discovery purposes in the United States District Court for the Southern District of New York. The consolidated complaint alleges that the defendants violated the antitrust laws by conspiring to fix the "spread" paid by plaintiffs and class members to trade in certain Nasdaq securities, by refusing to quote bids and asks in so-called "odd-eighths." The cases purport to be brought on behalf of all persons who purchased or sold certain securities on the Nasdaq National Market during the period May 1, 1989 to May 27, 1994. The plaintiffs seek damages in an unspecified amount, injunctive relief, and attorneys' fees and costs. Discovery of the parties has commenced. Plaintiffs have not yet asked the Court to certify the case to proceed as a class action. Jefferies denies any wrongdoing and intends to vigorously defend the lawsuits. At this stage of the litigations and investigations, it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential damages or fines in the event of an adverse finding on the merits.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

     The Company's Common Stock began trading on the NYSE on March 15, 1996 under the symbol JEF. Previously, the Common Stock traded in the Nasdaq National Market System under the symbol JEFG. The following table sets forth for the periods indicated, the range of high and low representative bid prices per share for the Common Stock as reported by Nasdaq, which prices do not include retail mark-ups, mark-downs or commissions and represent prices between dealers and not necessarily actual transactions. All price range and dividends per share information has been restated to retroactively reflect the effect of the two-for-one stock split approved by the Board of Directors on March 2, 1996. (See note 16 to the consolidated financial statements.)

                                                                             HIGH     LOW
                                                                             ----     ----
    1995
      First Quarter........................................................  16       14 1/4
      Second Quarter.......................................................  19       15 1/4
      Third Quarter........................................................  20 3/4   18
      Fourth Quarter.......................................................  24 1/4   19 1/4
    1994
      First Quarter........................................................  22 7/8   14 1/4
      Second Quarter.......................................................  22 1/4   18 1/2
      Third Quarter........................................................  19       14 1/2
      Fourth Quarter.......................................................  18 3/8   14 1/4

     There were approximately 301 holders of record of the Company's Common Stock at December 31, 1995.

     In 1988, the Company instituted a policy of paying regular quarterly cash dividends. There are no restrictions on the Company's present ability to pay dividends on Common Stock, other than the applicable provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

                                                   FIRST      SECOND       THIRD      FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  -------     -------     -------     -------
    1995........................................   $.025       $.025       $.025       $.025
    1994........................................   $.025       $.025       $.025       $.025

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected data presented below as of and for each of the years in the five-year period ended December 31, 1995, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. Such data should be read in connection with the consolidated financial statements contained on pages 14 through 32. All share and per share information has been restated to retroactively reflect the effect of the two-for-one stock split approved by the Board of Directors on March 2, 1996. (See note 16 to the consolidated financial statements.)

                                                                                YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------------
                                                                1995         1994         1993         1992         1991
                                                             ----------   ----------   ----------   ----------   ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
EARNINGS STATEMENT DATA
Revenues:
  Commissions..............................................  $  178,248   $  155,295   $  138,133   $  106,756   $   84,339
  Principal transactions...................................      97,954       67,013       83,361       86,364       69,972
  Corporate finance........................................      73,493       40,665       72,442       23,888       16,745
  Interest.................................................      65,792       51,223       21,693       16,801       23,939
  Other....................................................       4,228        1,902        2,512        1,632          955
                                                             ----------   ----------   ----------   ----------   ----------
    Total revenues.........................................     419,715      316,098      318,141      235,441      195,950
Interest expense...........................................      54,365       41,626       17,457       13,250       15,959
                                                             ----------   ----------   ----------   ----------   ----------
Revenues, net of interest expense..........................     365,350      274,472      300,684      222,191      179,991
                                                             ----------   ----------   ----------   ----------   ----------
Non-interest expenses:
  Compensation and benefits................................     195,278      145,372      167,546      118,253       92,294
  Floor brokerage and clearing fees........................      20,273       18,660       15,925       13,830       11,593
  Telecommunications and data processing services..........      24,960       20,997       19,040       17,059       16,034
  Occupancy and equipment rental...........................      15,993       14,271       12,757       12,126       12,767
  Travel and promotional...................................      10,804        8,909        8,587        5,574        3,880
  Software royalties.......................................       5,987        5,028        4,026        2,229        1,444
  Other....................................................      38,817       30,456       25,459       19,451       24,134
                                                             ----------   ----------   ----------   ----------   ----------
    Total non-interest expenses............................     312,112      243,693      253,340      188,522      162,146
                                                             ----------   ----------   ----------   ----------   ----------
Operating income...........................................      53,238       30,779       47,344       33,669       17,845
Other income:
  Gain on initial public offering of Investment
    Technology Group, Inc. ................................          --        8,257           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
Earnings before income taxes, minority interest and
  cumulative effect of change in accounting principle......      53,238       39,036       47,344       33,669       17,845
Income taxes...............................................      21,911       17,568       19,755       14,937        7,975
                                                             ----------   ----------   ----------   ----------   ----------
Earnings before minority interest and cumulative effect of
  change in accounting principle...........................      31,327       21,468       27,589       18,732        9,870
Minority interest..........................................       2,798        1,244           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
Earnings before cumulative effect of change in accounting
  principle................................................      28,529       20,224       27,589       18,732        9,870
Cumulative effect on prior years of change in accounting
  principle................................................          --           --        1,358           --           --
                                                             ----------   ----------   ----------   ----------   ----------
    Net earnings...........................................  $   28,529   $   20,224   $   28,947   $   18,732   $    9,870
                                                             ==========   ==========   ==========   ==========   ==========
Earnings per share of Common Stock:
  Primary earnings before cumulative effect of accounting
    change.................................................  $     2.39   $     1.63   $     2.69   $     1.91   $     0.87
  Cumulative effect of accounting change...................          --           --          .13           --           --
                                                             ----------   ----------   ----------   ----------   ----------
  Primary earnings.........................................  $     2.39   $     1.63   $     2.82   $     1.91   $     0.87
                                                             ==========   ==========   ==========   ==========   ==========
  Fully diluted earnings before cumulative effect of
    accounting change......................................  $     2.37   $     1.63   $     2.33   $     1.54   $     0.79
  Cumulative effect of accounting change...................          --           --          .11           --           --
                                                             ----------   ----------   ----------   ----------   ----------
  Fully diluted earnings...................................  $     2.37   $     1.63   $     2.44   $     1.54   $     0.79
                                                             ==========   ==========   ==========   ==========   ==========
Weighted average shares of Common Stock:
  Primary..................................................      11,960       12,378       10,290        9,796       11,372
  Fully diluted............................................      12,034       12,378       12,354       13,388       15,040
SELECTED BALANCE SHEET DATA
Total assets...............................................  $1,536,969   $1,557,348   $1,388,403   $  531,040   $  528,984
Long-term debt.............................................  $   56,322   $   59,570   $    9,968   $   40,978   $   40,428
Total stockholders' equity.................................  $  186,261   $  163,235   $  144,558   $   96,582   $   78,085
Book value per share of Common Stock.......................  $    16.55   $    14.56   $    12.69   $    10.42   $     8.53
Shares outstanding.........................................      11,257       11,210       11,391        9,267        9,158

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

                                                            YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                               1995                  1994                  1993
                                        -------------------   -------------------   -------------------
                                                     % OF                  % OF                  % OF
                                                    TOTAL                 TOTAL                 TOTAL
                                         AMOUNT    REVENUES    AMOUNT    REVENUES    AMOUNT    REVENUES
                                        --------   --------   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Equities Division.....................  $139,865       33%    $123,236       39%    $115,678       36%
Investment Technology Group...........    71,917       17       54,265       17       47,450       15
International Division................    39,617        9       29,441        9       23,767        7
Taxable Fixed Income Department.......    11,007        3        7,945        2       24,928        8
Convertible Division..................     7,155        2        5,154        2        6,995        2
Other Proprietary Trading.............     6,641        2        2,267        1        2,676        1
Corporate Finance.....................    73,493       17       40,665       13       72,442       23
Interest..............................    65,792       16       51,223       16       21,693        7
Other.................................     4,228        1        1,902        1        2,512        1
                                        --------      ---     --------      ---     --------      ---
          Total revenues..............  $419,715      100%    $316,098      100%    $318,141      100%
                                        ========      ===     ========      ===     ========      ===

1995 COMPARED TO 1994

     Revenues, net of interest expense, increased $90.9 million, or 33%, in 1995 as compared to 1994. The increase was due to a $32.8 million, or 81%, increase in corporate finance, a $30.9 million, or 46%, increase in principal transactions, a $23.0 million, or 15%, increase in commissions, a $2.3 million increase in other revenues and a $1.8 million, or 19%, increase in net interest income (interest revenues less interest expense). Commission revenues increased, led by ITG and the Equities Division. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division, the Taxable Fixed Income Department and the International Division. Corporate finance revenues benefited from increases in underwriting and advisory fees. Other revenues increased largely due to higher ITG related investment income. Net interest income increased as the $14.6 million increase in interest revenues exceeded the $12.7 million increase in interest expense. Interest revenues increased due primarily to higher securities borrowed and customer margin interest income. The related increase in interest on securities loaned only partially offset the growth in interest revenues.

     Total non-interest expenses increased $68.4 million, or 28%, in 1995 as compared to 1994. Compensation and benefits increased $49.9 million, or 34% primarily due to a $29.1 million increase in performance-based compensation, a $13.4 million increase in sales commissions and a $1.8 million increase in salaries. Salaries increased due largely to expansion in the Corporate Finance Department and equity research. Other expense increased $8.4 million, or 27%, largely due to higher technology development expenses. Telecommunications and data processing services increased $4.0 million, or 19%, primarily due to increased trade volume and personnel. Travel and promotional expense increased $1.9 million, or 21%, mostly due to an increase in ITG's advertising and promotional costs as well as increased travel related to the Corporate Finance Department. Occupancy and equipment rental increased $1.7 million, or 12%, mostly due to the relocation and addition of offices. Floor brokerage and clearing fees increased $1.6 million, or 9%, mostly due to increased volume of business executed on the various exchanges. Software royalties increased $959,000, or 19%, due to an increase in POSIT(R) commissions.

     As a result of the above, operating income increased $22.5 million, or 73%.

     In 1994, Jefferies Group, Inc. recorded a pre-tax gain of $8.3 million on the initial public offering of Investment Technology Group, Inc. The minority stockholders' ownership interest reduced Jefferies Group, Inc.'s ownership of Investment Technology Group, Inc. to approximately 80%. (See Initial Public Offering of Investment Technology Group, Inc. in the Notes to Consolidated Financial Statements.)

     Earnings before income taxes and minority interest were up $14.2 million, or 36%.

     Net earnings were up 41% to $28.5 million, as compared to $20.2 million in 1994. Minority interest of $2.8 million in 1995 represents approximately 20% of Investment Technology Group, Inc.'s net earnings. The effective tax rate was approximately 41% in 1995 compared to approximately 45% in 1994. The 1995 effective tax rate was lower due to a reduction in the effective state tax rates and research and development tax credits.

     Primary earnings per share were $2.39 in 1995 on 12.0 million shares compared to $1.63 in 1994 on 12.4 million shares. Fully diluted earnings per share were $2.37 in 1995 on 12.0 million shares compared to $1.63 in 1994 on
12.4 million shares.

1994 COMPARED TO 1993

     Revenues, net of interest expense, decreased $26.2 million, or 9%, in 1994 as compared to 1993. The decrease was due primarily to a $31.8 million, or 44%, decrease in corporate finance, a $16.3 million, or 20%, decrease in principal transactions and a $610,000 decrease in other revenues. These decreases were partially offset by a $17.2 million, or 12%, increase in commissions and a $5.4 million increase in net interest income (interest revenues less interest expense). Commission revenues increased mostly due to higher commission revenues in ITG, the Equities Division and the International Division. Revenues from principal transactions declined primarily due to decreased Taxable Fixed Income Department trading revenues. Corporate finance revenues decreased in 1994 because of a reduction in underwriting and private placement activity. Additionally, 1993 included one transaction which accounted for $16 million of revenue. Other revenues decreased due mostly to the absence of 1993's $700,000 gain from the termination of an office lease. Net interest income increased as the $29.5 million increase in interest revenues exceeded the $24.2 million increase in interest expense. Interest revenues increased primarily due to interest on higher securities borrowed and investment balances. The related increases in interest on securities loaned and customer short balances only partially offset the higher interest revenues.

     Total non-interest expenses decreased $9.6 million, or 4%, in 1994 as compared to 1993. Compensation and benefits decreased $22.2 million, or 13%. A $40.6 million decrease in performance-based compensation was partially offset by a $7.7 million increase in salaries and a $5.8 million increase in sales commissions. Salaries increased due mostly to the increased number of employees in the International Division, ITG and the Corporate Finance Department. Sales commissions were up partly due to a change for certain account executives from departmental profitability-based to an individual production-based compensation and partly due to higher commission revenues and higher commission payout rates on certain types of transactions. Other expense increased $5.0 million, or 20%, primarily due to higher soft dollar and technology development expenses. Floor brokerage and clearing fees increased $2.7 million, or 17%, mostly due to increased futures business and higher trade volume. Telecommunications and data processing services increased $2.0 million, or 10%, due to higher trade volume and personnel increases. Occupancy and equipment rental increased $1.5 million, or 12%, mostly due to the addition of new sales offices. Software royalties increased $1.0 million, or 25%, due to the increase in POSIT(R) commissions. Travel and promotional expense remained relatively unchanged as compared to the prior year's period.

     As a result of the above, operating income decreased $16.6 million, or 35%.

     In addition, Jefferies Group, Inc. recorded an $8.3 million gain related to the initial public offering of Investment Technology Group, Inc. The minority stockholders' ownership interests reduced Jefferies Group, Inc.'s ownership of Investment Technology Group, Inc. to approximately 80%. (See Initial Public Offering of Investment Technology Group, Inc. in the Notes to Consolidated Financial Statements.)

     Earnings before income taxes, minority interest and cumulative effect of change in accounting principle were down $8.3 million, or 18%.

     Earnings before cumulative effect of change in accounting principle were down 27% to $20.2 million, as compared to $27.6 million in 1993. Minority interest of $1.2 million in 1994 represents approximately 20% of Investment Technology Group, Inc.'s net earnings since the initial public offering. The effective tax rate was approximately 45% in 1994 compared to approximately 42% in 1993. The 1993 period included a $1.1 million adjustment of prior years' estimated tax liabilities to actual which resulted in a lower tax rate for 1993.

     The cumulative effect of the change in accounting for income taxes required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", was a $1.4 million benefit in 1993. This increased 1993's net earnings to $28.9 million.

     Primary earnings per share were $1.63 in 1994 on 12.4 million shares compared to $2.82 in 1993 on 10.3 million shares. Primary shares increased largely due to the conversion, in late 1993, of $29,731,000 aggregate principal amount of 8 1/2% Convertible Subordinated Debentures and $1,690,000 aggregate principal amount of 7% Convertible Subordinated Notes into an aggregate of 2,732,184 shares of the Company's Common Stock. Fully diluted earnings per share were $1.63 in 1994 on 12.4 million shares compared to $2.44 in 1993 on 12.4 million shares. The cumulative effect of the change in accounting principle increased 1993's earnings per share by $.13 on primary shares and $.11 on fully diluted shares.

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

     The Company's assets are funded by equity capital, senior debt, subordinated debt, customer free credit balances, bank loans and other payables. Bank loans represent secured and unsecured short-term borrowings (usually overnight) which are generally payable on demand. Secured bank loans are collateralized by a combination of customer, noncustomer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has letters of credit outstanding which are used in the normal course of business to satisfy various collateral requirements in lieu of depositing cash or securities.

     Jefferies, ITG and W & D are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, ITG and W & D have consistently operated in excess of the minimum requirements. As of December 31, 1995, Jefferies', ITG's and W & D's net capital was $78.0 million, $24.6 million and $908,000, respectively, which exceeded minimum net capital requirements by $72.4 million, $24.4 million and $658,000, respectively. Jefferies, ITG Inc. and W & D use the alternative method of calculating their regulatory net capital.

     In 1995, Jefferies Group, Inc. redeemed $3.6 million face value of its 8.875% Subordinated Notes due 1997 in accordance with sinking fund requirements. Also in 1995, the Company repurchased 727,738 shares (including 267,936 shares purchased in connection with the Company's Capital Accumulation Plan) of its Common Stock at prices ranging from $14.31 to $23.25.

     In April 1994, Jefferies Group, Inc. issued $50,000,000 face value of 8.875% Senior Notes due 2004 (the "Notes") in a private placement. Pursuant to a registration statement filed in July 1994, Jefferies Group, Inc. exchanged all of the Notes for new 8.875% Series B Senior Notes due 2004. Also in 1994, the Company repurchased 1,381,546 shares (including 261,920 shares purchased in connection with the Company's Capital Accumulation Plan) of its Common Stock at prices ranging from $15.63 to $18.73.

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

     For an assessment of risk, see Part I, Item 1, Business sections "Principal Transactions," "Corporate Finance," "Interest," and "Competition."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Consolidated Financial Statements of Jefferies Group, Inc. and Subsidiaries
Independent Auditors' Report..........................................................   14
Consolidated Statements of Financial Condition as of December 31, 1995 and 1994.......   15
Consolidated Statements of Earnings for the Three Years Ended December 31, 1995.......   16
Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended
  December 31, 1995...................................................................   17
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1995.....   18
Notes to Consolidated Financial Statements............................................   19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  JEFFERIES GROUP, INC.:

     We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements, the Company changed its accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                          KPMG Peat Marwick LLP

Los Angeles, California
January 24, 1996, except as to
  note 16 to the consolidated
  financial statements, which
  is as of March 2, 1996.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1995 AND 1994
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                1995          1994
                                                                              ----------    ----------
                                           ASSETS
Cash and cash equivalents.................................................... $   68,318    $   71,381
Receivable from brokers and dealers..........................................  1,118,154     1,149,670
Receivable from customers, officers and directors............................    107,158       105,880
Securities owned.............................................................    167,210       144,940
Premises and equipment.......................................................     26,206        21,071
Other assets.................................................................     49,923        64,406
                                                                              ----------    ----------
                                                                              $1,536,969    $1,557,348
                                                                              ==========    ==========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans................................................................... $       --    $      866
Payable to brokers and dealers...............................................    864,456       840,833
Repurchase agreements........................................................         --        18,696
Payable to customers.........................................................    214,555       325,396
Securities sold, not yet purchased...........................................     82,932        60,587
Accrued expenses and other liabilities.......................................    124,062        82,029
                                                                              ----------    ----------
                                                                               1,286,005     1,328,407
Long-term debt...............................................................     56,322        59,570
Minority interest............................................................      8,381         6,136
                                                                              ----------    ----------
                                                                               1,350,708     1,394,113
                                                                              ----------    ----------
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 1,000,000 shares; none issued..         --            --
  Common stock, $.01 par value. Authorized 25,000,000 shares; issued
     18,520,706 shares in 1995 and 18,035,420 shares in 1994.................         93            90
  Additional paid-in capital.................................................     58,117        51,120
  Retained earnings..........................................................    192,234       165,597
  Less:
     Treasury stock, at cost; 7,263,530 shares in 1995 and 6,825,344
      shares in 1994.........................................................    (63,075)      (52,958)
     Currency translation adjustments........................................       (522)         (465)
     Additional minimum pension liability....................................       (586)         (149)
                                                                              ----------    ----------
     Net stockholders' equity................................................    186,261       163,235
                                                                              ----------    ----------
                                                                              $1,536,969    $1,557,348
                                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             1995           1994           1993
                                                                         ----------     ----------     ----------
Revenues:
  Commissions..........................................................  $  178,248     $  155,295     $  138,133
  Principal transactions...............................................      97,954         67,013         83,361
  Corporate finance....................................................      73,493         40,665         72,442
  Interest.............................................................      65,792         51,223         21,693
  Other................................................................       4,228          1,902          2,512
                                                                         ----------     ----------     ----------
    Total revenues.....................................................     419,715        316,098        318,141
Interest expense.......................................................      54,365         41,626         17,457
                                                                          ---------     ----------     ----------
Revenues, net of interest expense......................................     365,350        274,472        300,684
                                                                          ---------     ----------     ----------
Non-interest expenses:
  Compensation and benefits............................................     195,278        145,372        167,546
  Floor brokerage and clearing fees....................................      20,273         18,660         15,925
  Telecommunications and data processing services......................      24,960         20,997         19,040
  Occupancy and equipment rental.......................................      15,993         14,271         12,757
  Travel and promotional...............................................      10,804          8,909          8,587
  Software royalties...................................................       5,987          5,028          4,026
  Other................................................................      38,817         30,456         25,459
                                                                          ---------     ----------     ----------
    Total non-interest expenses........................................     312,112        243,693        253,340
                                                                          ---------     ----------     ----------
Operating income.......................................................      53,238         30,779         47,344
Other income -- gain on initial public offering of Investment
  Technology Group, Inc. (note 15).....................................          --          8,257             --
                                                                          ---------     ----------     ----------
Earnings before income taxes, minority interest and cumulative
  effect of change in accounting principle.............................      53,238         39,036         47,344
Income taxes...........................................................      21,911         17,568         19,755
                                                                          ---------     ----------     ----------
Earnings before minority interest and cumulative effect of
  change in accounting principle.......................................      31,327         21,468         27,589
Minority interest in earnings of consolidated subsidiaries, net........       2,798          1,244             --
                                                                          ---------     ----------     ----------
Earnings before cumulative effect of change in accounting principle....      28,529         20,224         27,589
Cumulative effect of change in accounting principle....................          --             --          1,358
                                                                          ---------     ----------     ----------
    Net earnings.......................................................  $   28,529     $   20,224     $   28,947
                                                                         ==========     ==========     ==========
Primary earnings per share:
  Earnings before cumulative effect of change in accounting principle..  $     2.39     $     1.63     $     2.69
  Cumulative effect of change in accounting principle..................          --             --            .13
                                                                         ----------     ----------     ----------
    Net earnings.......................................................  $     2.39     $     1.63     $     2.82
                                                                         ==========     ==========     ==========
Fully diluted earnings per share:
  Earnings before cumulative effect of change in accounting principle..  $     2.37     $     1.63     $     2.33
  Cumulative effect of change in accounting principle..................          --             --            .11
                                                                         ----------     ----------     ----------
    Net earnings.......................................................  $     2.37     $     1.63     $     2.44
                                                                         ==========     ==========     ==========
Weighted average shares of common stock:
  Primary..............................................................  11,960,000     12,378,000     10,290,000
  Fully diluted........................................................  12,034,000     12,378,000     12,354,000
                                                                         ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                       ADDITIONAL
                                                      ADDITIONAL                          CURRENCY      MINIMUM          NET
                                             COMMON    PAID-IN     RETAINED   TREASURY   TRANSLATION    PENSION     STOCKHOLDERS'
                                             STOCK     CAPITAL     EARNINGS    STOCK     ADJUSTMENT    LIABILITY       EQUITY
                                             ------   ----------   --------   --------   -----------   ----------   -------------
Balance, December 31, 1992..................   $ 89     $ 34,015    $118,994   $(55,980)     $(536)      $ --          $  96,582
Exercise of stock options (85,130 shares)...   --            885       --         --         --            --                885
Purchase of 703,674 shares of treasury stock   --         --           --       (11,228)     --            --            (11,228)
Issuance of restricted stock (10,344 shares)   --         --           --            93      --            --                 93
Conversion of convertible debt into common
  shares (2,732,184 shares).................   --             30       --        31,420      --            --             31,450
Additional minimum pension liability........   --         --           --         --         --            (1,063)        (1,063)
Net earnings................................   --         --          28,947      --         --            --             28,947
Dividends paid ($.10 per share).............   --         --            (992)     --         --            --               (992)
Currency translation adjustment.............   --         --           --         --          (116)        --               (116)
                                                ---      -------    --------   --------      -----        -------       --------
Balance, December 31, 1993..................     89       34,930     146,949    (35,695)      (652)        (1,063)       144,558
Exercise of stock options (249,786 shares)..      1        2,936       --           216      --            --              3,153
Purchase of 1,381,546 shares of treasury
  stock.....................................   --         --           --       (24,190)     --            --            (24,190)
Issuance of common stock (876,984 shares)...   --         13,119       --         5,945      --            --             19,064
Issuance of restricted stock (38,636 shares)   --            135       --           213      --            --                348
Capital Accumulation Plan distribution
  (35,362 shares)...........................   --         --           --           553      --            --                553
Reduction in additional minimum pension
  liability.................................   --         --           --         --         --               914            914
Increase in proportionate share of
  subsidiary's equity related to
  subsidiary's purchase of treasury
  stock.....................................   --         --            (407)     --         --            --               (407)
Net earnings................................   --         --          20,224      --         --            --             20,224
Dividends paid ($.10 per share).............   --         --          (1,169)     --         --            --             (1,169)
Currency translation adjustment.............   --         --           --         --           187         --                187
                                                ---      -------    --------   --------      -----        -------       --------
Balance, December 31, 1994..................     90       51,120     165,597    (52,958)      (465)          (149)       163,235
Exercise of stock options (485,286 shares)..      2        5,613       --         --         --            --              5,615
Purchase of 727,738 shares of treasury
  stock.....................................   --         --           --       (12,768)     --            --            (12,768)
Issuance of common stock (159,664 shares)...      1        1,205       --         1,237      --            --              2,443
Issuance of restricted stock (82,606
  shares)...................................   --            179       --           626      --            --                805
Capital Accumulation Plan distribution
  (47,282 shares)...........................   --         --           --           788      --            --                788
Additional minimum pension liability........   --         --           --         --         --              (437)          (437)
Increase in proportionate share of
  subsidiary's equity related to
  subsidiary's purchase of treasury
  stock.....................................   --         --            (766)     --         --            --               (766)
Net earnings................................   --         --          28,529      --         --            --             28,529
Dividends paid ($.10 per share).............   --         --          (1,126)     --         --            --             (1,126)
Currency translation adjustment.............   --         --           --         --           (57)        --                (57)
                                                ---      -------    --------   --------      -----        -------       --------
Balance, December 31, 1995..................   $ 93     $ 58,117    $192,234   $(63,075)     $(522)      $   (586)     $ 186,261
                                                ===      =======    ========   ========      =====        =======       ========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                                         1995         1994        1993
                                                                       ---------    --------    ---------
Cash flows from operating activities:
  Net earnings......................................................   $  28,529    $ 20,224    $  28,947
                                                                       ---------    --------    ---------
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...................................       9,720       7,921        6,665
    Deferred income taxes...........................................      (4,110)     15,945       (7,438)
    (Increase) decrease in receivables:
      Brokers and dealers...........................................      31,516     (80,286)    (797,034)
      Customers, officers and directors.............................      (1,278)     11,055      (22,588)
    Increase in securities owned....................................     (22,270)    (30,132)     (11,815)
    (Increase) decrease in other assets.............................      13,024     (39,366)     (13,484)
    Increase (decrease) in payables:
      Brokers and dealers...........................................      23,623     225,617      467,602
      Customers.....................................................    (110,841)    (80,330)     254,641
    Increase (decrease) in securities sold, not yet purchased.......      22,345     (13,648)      26,312
    Increase (decrease) in accrued expenses and other liabilities...      45,708      (9,829)      45,507
                                                                       ---------    --------    ---------
      Net cash provided by (used in) operating activities...........      35,966      27,171      (22,685)
                                                                       ---------    --------    ---------
Cash flows from financing activities:
  Net proceeds from (payments on) bank loans........................        (866)    (45,062)      45,928
  Issuance of long-term debt........................................          --      49,302           --
  Net proceeds (payments) from:
    Repurchase of treasury stock....................................     (12,768)    (24,190)     (11,228)
    Redemption of 8 7/8% Subordinated Notes, due 1997...............      (3,576)         --           --
    Dividends paid..................................................      (1,126)     (1,169)        (992)
  Proceeds from exercise of stock options...........................       5,615       3,153          885
  Increase in minority interest.....................................       2,245       6,136           --
  Increase in proportionate share of subsidiary's equity............        (766)       (407)          --
  Distribution of Capital Accumulation Plan shares..................         788         553           --
  Proceeds (payments) -- repurchase agreements......................     (18,696)     18,696           --
  Issuance of restricted shares.....................................         805         348           93
  Issuance of common shares.........................................       2,443      19,064           --
                                                                       ---------    --------    ---------
      Net cash provided by (used in) financing activities...........     (25,902)     26,424       34,686
                                                                       ---------    --------    ---------
Cash flows from investing activities -- purchase of premises and
  equipment.........................................................     (13,070)     (9,311)     (10,053)
                                                                       ---------    --------    ---------
Effect of currency translation on cash..............................         (57)        187         (116)
                                                                       ---------    --------    ---------
    Net increase (decrease) in cash and cash equivalents............      (3,063)     44,471        1,832
Cash and cash equivalents at beginning of year......................      71,381      26,910       25,078
                                                                       ---------    --------    ---------
Cash and cash equivalents at end of year............................   $  68,318    $ 71,381    $  26,910
                                                                       =========    ========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest........................................................   $  54,934    $ 37,435    $  15,970
    Income taxes....................................................      15,168       9,793       20,112
                                                                       =========    ========    =========

Supplemental disclosure of non-cash financing activities:
  In September 1993, the Company called for redemption of all of its then outstanding convertible subordinated debentures and notes. Holders of $29,731,000 face value of 8-1/2% Convertible Subordinated Debentures and $1,690,000 face value of 7% Convertible Subordinated Notes elected to convert their debentures and notes into 2,732,184 shares of the Company's common stock.
  In 1993, the Company recognized an additional minimum pension liability of $1,063,000 related to the Company's pension plan, which resulted in an increase to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity. In 1994, the additional minimum pension liability included in stockholders' equity of $149,000 resulted from a decrease of $914,000 to accrued expenses and other liabilities and an offsetting increase in stockholders' equity. In 1995, the additional minimum pension liability included in stockholders' equity of $586,000 resulted from an increase of $437,000 to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity.

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994

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

SECURITIES TRANSACTIONS

     All transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables are carried at fair value or contracted amounts, which approximate fair value due to the short period to maturity. Similarly, liabilities including bank loans, securities loaned or sold under agreements to repurchase, long-term debt and certain payables are carried at amounts approximating fair value. Securities owned and securities sold, not yet purchased are valued at quoted market prices, if available. For securities without quoted prices, the reported fair value is estimated using various sources of information, including quoted prices for comparable securities.

     The Company has derivative financial instrument positions in option contracts, foreign exchange forward contracts and index futures contracts which are measured at fair value with gains and losses recognized in earnings. The gross contracted or notional amount of these contracts is not reflected in the consolidated statements of financial condition.

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

GOODWILL

     Goodwill, which represents the excess of cost over net assets acquired, is amortized on a straight-line basis over ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through future operating cash flows of the acquired business.

CAPITALIZED SOFTWARE

     The Company capitalizes software development costs where technological feasibility of the product has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The Company is amortizing capitalized software costs using the straightline method over one to five years, with an average remaining life of two years. Amortization begins when the product is available for release to the customers. As of December 31, 1995 and 1994, respectively, the Company had $2.8 million and $1.5 million of capitalized software costs, net of accumulated amortization included in other assets. In 1995, 1994 and 1993, the Company amortized software costs of $894,000, $173,000 and $173,000, respectively.

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

RESEARCH AND DEVELOPMENT

     Research and development costs were $2.8 million, $3.2 million and $3.5 million in 1995, 1994 and 1993, respectively.

CASH EQUIVALENTS

     The Company generally invests its excess cash in money market funds and other short-term investments. At December 31, 1995 and 1994, such cash equivalents amounted to $40,299,000 and $49,174,000,

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

respectively. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days.

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

EARNINGS PER COMMON SHARE

     Primary earnings per share of common stock are computed by dividing net earnings by the average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Fully diluted earnings per share of common stock have been further adjusted for conversion of convertible subordinated debt, if dilutive. All shares used in the earnings per share calculations were restated to retroactively reflect the two-for-one stock split approved by the Board of Directors on March 2, 1996. (See note 16 to the consolidated financial statements.)

FOREIGN CURRENCY TRANSLATION

     In accordance with SFAS 52, "Accounting for Foreign Currency Translation," the Company's foreign revenues and expenses are translated at average current rates during each reporting period. Foreign currency transaction gains and losses are currently included in the consolidated statement of earnings. Gains and losses resulting from translation of financial statements are excluded from the consolidated statement of earnings and are recorded directly to a separate component of stockholders' equity.

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' amounts to conform to the current year's presentation.

USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) GOODWILL

     At December 31, 1995 and 1994, excess of purchase price over net assets acquired remaining was $3,021,000 and $3,701,000, net of accumulated amortization of $2,261,000 and $1,696,000, respectively, and is included in other assets.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for financial

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

statements for fiscal years beginning after December 15, 1995. The Company elected to implement the statement during the year ended December 31, 1995. Such implementation did not have a material financial impact on the Company.

(3) RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     The following is a summary of the major categories of receivable from, and payable to, brokers and dealers as of December 31, 1995 and 1994 (in thousands of dollars):

                                                                         1995           1994
                                                                      ----------     ----------
Receivable from brokers and dealers:
  Securities borrowed...............................................  $1,092,904     $1,132,930
  Other.............................................................      25,250         16,740
                                                                      ----------     ----------
                                                                      $1,118,154     $1,149,670
                                                                      ==========     ==========
Payable to brokers and dealers:
  Securities loaned.................................................  $  851,254     $  835,069
  Other.............................................................      13,202          5,764
                                                                      ----------     ----------
                                                                      $  864,456     $  840,833
                                                                      ==========     ==========

     The Company has a securities borrowed versus securities loaned business with other brokers. The Company also borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. From these activities, the Company derives interest revenue and interest expense.

(4) RECEIVABLE FROM, AND PAYABLE TO, CUSTOMERS, OFFICERS AND DIRECTORS

     The following is a summary of the major categories of receivables from customers, officers and directors as of December 31, 1995 and 1994 (in thousands of dollars):

                                                                           1995         1994
                                                                         --------     --------
Customers (net of allowance for uncollectible accounts of $2,251 in
  1995 and $1,882 in 1994).............................................  $103,953     $103,735
Officers and directors.................................................     3,205        2,145
                                                                         --------     --------
                                                                         $107,158     $105,880
                                                                         ========     ========

     Interest is paid on free credit balances in accounts of customers who have indicated that the funds will be used for investment at a future date. The rate of interest paid on such free credit balances varies between the thirteen-week treasury bill rate and 1% below that rate, depending upon the size of the customers' free credit balances.

     Uncollectible accounts expense amounted to $81,000, $712,000 and $708,000 for the years ended December 31, 1995, 1994 and 1993, respectively, and is included in other expense.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(5) SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 1995 and 1994:

                                                             1995                          1994
                                                   -------------------------     -------------------------
                                                                  SECURITIES                    SECURITIES
                                                                    SOLD,                         SOLD,
                                                   SECURITIES      NOT YET       SECURITIES      NOT YET
                                                     OWNED        PURCHASED        OWNED        PURCHASED
                                                   ----------     ----------     ----------     ----------
                                                                   (DOLLARS IN THOUSANDS)
Corporate equity securities....................     $  79,872      $ 67,617       $  72,652      $ 52,068
High-yield securities..........................        30,180        13,501          21,457         3,058
Corporate debt securities......................        13,728         1,595          18,392         4,927
Certificate of deposit.........................            --            --          10,000            --
U.S. Government and agency obligations.........        34,884            --          22,416            --
Municipal securities...........................         8,509            --              --            --
Options........................................            37           219              23           534
                                                     --------       -------        --------       -------
                                                    $ 167,210      $ 82,932       $ 144,940      $ 60,587
                                                     ========       =======        ========       =======

(6) PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment as of December 31, 1995 and 1994 (in thousands of dollars):

                                                                            1995        1994
                                                                           -------     -------
Furniture, fixtures and equipment........................................  $47,549     $38,553
Leasehold improvements...................................................   11,142       7,422
                                                                           -------     -------
     Total...............................................................   58,691      45,975
Less accumulated depreciation and amortization...........................   32,485      24,904
                                                                           -------     -------
                                                                           $26,206     $21,071
                                                                           =======     =======

     Depreciation and amortization expense amounted to $7,934,000, $6,878,000 and $4,350,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     Included in furniture, fixtures and equipment is leased computer and office equipment totaling $5,290,000 with related accumulated amortization of $4,734,000 and $4,031,000 at December 31, 1995 and 1994, respectively.

(7) BANK LOANS

     Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers' call loan rate. At December 31, 1995, there were no bank loans. At December 31, 1994, firm bank loans amounted to $866,000. The loans were fully collateralized by firm securities having a market value of $1,361,000.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(8) LONG-TERM DEBT

     The following summarizes long-term debt outstanding at December 31, 1995 and 1994 (in thousands of dollars):

                                                                            1995        1994
                                                                           -------     -------
8 7/8% Subordinated Notes, due 1997, less unamortized discount of $251
  and $509 in 1995 and 1994, respectively, effective rate of 12%.........  $ 6,903     $10,221
8 7/8% Series B Senior Notes, due 2004, less unamortized discount of $581
  and $651 in 1995 and 1994, respectively, effective rate of 9%..........   49,419      49,349
                                                                           -------     -------
                                                                           $56,322     $59,570
                                                                           =======     =======

     In April 1994, the Company issued $50,000,000 face value of 8 7/8% Senior Notes due 2004 (the Notes) in a private placement. Pursuant to a registration statement filed in July 1994, Jefferies Group, Inc. exchanged all of the Notes for new 8 7/8% Series B Senior Notes due 2004.

     In 1992, the Company issued $10,730,000 face value of 8 7/8% Subordinated Notes in exchange for 7% Convertible Subordinated Notes having the same face value. Beginning October 1, 1995, the Subordinated Notes have sinking fund requirements to redeem $3,577,000 annually through October 1, 1997.

     In September 1993, the Company called for redemption of all of its then outstanding convertible subordinated debentures and notes. Holders of $29,731,000 face value of 8 1/2% Convertible Subordinated Debentures and $1,690,000 face value of 7% Convertible Subordinated Notes elected to convert their debentures and notes into 2,732,184 shares of the Company's common stock.

(9) INCOME TAXES

     Total income taxes for the years ended December 31, 1995, 1994 and 1993 were allocated as follows (in thousands of dollars):

                                                                 1995        1994        1993
                                                                -------     -------     -------
Income from operations........................................  $21,911     $17,568     $19,755
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes..........................................   (2,451)     (1,230)        177
Goodwill, for initial recognition of acquired tax benefits....     (122)      --          --
                                                                -------     -------     -------
                                                                $19,338     $16,338     $19,932
                                                                =======     =======     =======

     Income taxes (benefit) for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Current:
  Federal.....................................................  $17,361     $   667     $19,407
  State and city..............................................    8,660         956       7,786
                                                                -------     -------     -------
                                                                 26,021       1,623      27,193
                                                                =======     =======     =======
Deferred:
  Federal.....................................................   (1,692)     12,103      (5,473)
  State and city..............................................   (2,418)      3,842      (1,965)
                                                                -------     -------     -------
                                                                 (4,110)     15,945      (7,438)
                                                                -------     -------     -------
                                                                $21,911     $17,568     $19,755
                                                                =======     =======     =======

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 1995, 1994 and 1993 as a result of the following:

                                                                         1995               1994               1993
                                                                    --------------     --------------     --------------
                                                                    AMOUNT     %       AMOUNT     %       AMOUNT     %
                                                                    -------   ----     -------   ----     -------   ----
                                                                                   (DOLLARS IN THOUSANDS)
Computed expected income taxes....................................  $18,633   35.0%    $13,663   35.0%    $16,570   35.0%
Increase (decrease) in income taxes resulting from:
  State and city income taxes, net of Federal income tax benefit..    4,057    7.6       3,119    8.0       3,784    8.0
  Research and development tax credits............................   (1,114)  (2.1)      --       --        --       --
  Limited deductibility of meals and entertainment................      663    1.3         645    1.7         323     .7
  Non-taxable interest income.....................................     (308)  (0.6)      --       --        --       --
  Adjustment of estimated tax liabilities to actual...............    --       --        --       --       (1,094)  (2.3)
  Other, net......................................................      (20)   --          141     .3         172     .3
                                                                    -------   ----     -------   ----     -------   ----
          Total income taxes......................................  $21,911   41.2%    $17,568   45.0%    $19,755   41.7%
                                                                    =======   ====     =======   ====     =======   ====

     The deferred tax benefit of $7,438,000 for the year ended December 31, 1993 included a $101,000 benefit from adjustments to deferred tax assets and liabilities for enacted changes in tax laws and rates.

     The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1995 and 1994 are presented below (in thousands of dollars):

                                                                           1995         1994
                                                                         --------     --------
Deferred tax assets:
  Long-term compensation...............................................  $ 10,214     $  7,602
  Lease allowances.....................................................       667          603
  Accounts receivable..................................................     2,390        1,612
  State income taxes...................................................     1,051          402
  Net operating loss carryforward......................................        --        2,397
  Royalty income.......................................................        --          220
  Securities inventories...............................................        --          112
  Premises and equipment...............................................        --          117
  Other................................................................       412           --
                                                                         --------     --------
          Total gross deferred tax assets..............................    14,734       13,065
  Valuation allowance..................................................        --           --
                                                                         --------     --------
          Net deferred tax assets......................................    14,734       13,065
                                                                         --------     --------
Deferred tax liabilities:
  Investment in subsidiaries...........................................   (14,342)     (16,512)
  Notes payable........................................................       (94)        (219)
  Premises and equipment...............................................       (78)          --
  Other................................................................        --         (224)
                                                                         --------     --------
          Total gross deferred tax liabilities.........................   (14,514)     (16,955)
                                                                         --------     --------
          Net deferred tax asset (liability)...........................  $    220     $ (3,890)
                                                                         ========     ========

     There was no valuation allowance for deferred tax assets as of December 31, 1995, 1994 and 1993.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Management believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the deferred tax asset.

(10) BENEFIT PLANS

PENSION PLAN

     The Company has a defined benefit pension plan which covers substantially all employees of the Company and its subsidiaries. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Benefits are based on years of service and the employee's career average pay. The Company's funding policy is to contribute to the plan at least the minimum amount that can be deducted for Federal income tax purposes.

     The following tables set forth the plan's funded status and amounts recognized in the Company's accompanying consolidated statements of financial condition (in thousands of dollars):

                                                                               DECEMBER 31
                                                                           -------------------
                                                                            1995        1994
                                                                           -------     -------
Actuarial present value of benefit obligations -- accumulated benefit obligation, including vested benefits of $11,270 and $8,030 as of
  December 31, 1995 and 1994, respectively...............................  $11,983     $ 8,447
                                                                           =======     =======
Projected benefit obligation for service rendered to date................  $12,809     $ 8,967
Plan assets, at fair market value........................................   10,528       7,754
                                                                           -------     -------
  Excess of the projected benefit obligation over plan assets............    2,281       1,213
Unrecognized prior service cost..........................................      755         820
Unrecognized net transition obligation being recognized over 15 years....     (258)       (300)
Unrecognized net loss....................................................   (2,334)     (1,188)
Adjustment to recognize minimum liability................................    1,011         149
                                                                           -------     -------
  Pension liability included in other liabilities........................  $ 1,455     $   694
                                                                           =======     =======

                                                                    YEAR ENDED DECEMBER 31
                                                                -------------------------------
                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                    (DOLLARS IN THOUSANDS)
Net pension cost included the following components:
  Service cost -- benefits earned during the period...........  $   595     $   683     $   693
  Interest cost on projected benefit obligation...............      851         843         765
  Actual loss (return) on plan assets.........................   (2,195)        539        (909)
  Net amortization............................................    1,442      (1,111)        409
                                                                -------     -------     -------
     Net periodic pension cost................................  $   693     $   954     $   958
                                                                =======     =======     =======

     The plan assets consist of approximately 60% equities and 40% fixed income securities.

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.50% and 5.00%, respectively, in 1995 and 8.75% and 5.00%, respectively, in 1994. The expected long-term rate of return on assets was 8.40% in 1995 and 1994.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK PLANS

     The Company has a stock ownership and long-term incentive plan (the Plan) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, dividend equivalents or other stock based awards. The maximum number of shares of common stock of the Company with respect to which any awards may be made in any calendar year during the term of the Plan may not exceed 20% of the number of shares of common stock issued and outstanding as of the first day of the calendar year in which awards are made, less the number of shares of common stock reserved for issuance with respect to, or underlying, any award, made pursuant to the Plan or any predecessor plan, as of such date.

     The following is a summary of the stock option transactions under the Plan and predecessor stock option plans for the year ended December 31, 1995, 1994 and 1993:

                                              1995                       1994                      1993
                                    ------------------------   ------------------------   -----------------------
                                    NUMBER OF      OPTION      NUMBER OF      OPTION      NUMBER OF     OPTION
                                     SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                    ---------   ------------   ---------   ------------   ---------   -----------
Stock options outstanding,
  beginning of year...............   952,066    $ 5.50-21.50    984,252    $ 5.50-17.00    838,682    $5.50- 8.88
Stock options granted.............   220,000     14.38-19.63    187,600     16.25-21.50    232,000     8.50-17.00
Stock options exercised...........  (485,286)     5.50-16.38   (219,786)     5.50- 8.88    (85,130)    5.50- 8.50
Stock options canceled............    (4,550)     5.50-16.25         --              --     (1,300)          5.50
                                    --------                   --------                    -------
Stock options outstanding, end of
  year............................   682,230    $ 5.50-21.50    952,066    $ 5.50-21.50    984,252    $5.50-17.00
                                    ========    ============   ========    ============    =======    ===========

     At December 31, 1995, of the 682,230 options outstanding, 488,230 options were exercisable and 681,230 were nonqualified.

     At December 31, 1994, of the 952,066 options outstanding, 806,066 options were exercisable and 944,066 were nonqualified.

     Additionally, each director, who is not an employee of the Company, has nonqualified options to purchase shares of the Company's common stock at exercise prices ranging from $6.63 through $21.50. In 1995, 10,000 options were granted to directors at an exercise price of $16.88. In total, the directors have 36,000 options. At December 31, 1995 and 1994, all of the options were exercisable.

     During 1995 and 1994, there were restricted stock awards of 128,046 shares and 56,400 shares, respectively, with a corresponding market value of $2,249,000 and $1,019,000, respectively. As of December 31, 1995 and 1994, restricted stock awards covering 21,494 shares and 130,400 shares, respectively, were outstanding and 21,494 and 109,500, respectively, were vested.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The statement is effective for fiscal years beginning after December 15, 1995. The Company elected not to implement the statement during the year ended December 31, 1995. SFAS 123 is not expected to have a material financial impact on the Company.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

OTHER BENEFIT PLANS

     The Company incurs expenses related to various benefit plans covering substantially all employees, including an Employee Stock Purchase Plan (ESPP) and a profit sharing plan, which includes a salary reduction feature designed to qualify under Section 401(k) of the Internal Revenue Code.

     In 1993, the Company created a Capital Accumulation Plan for certain officers and key employees of the Company. Participation in the plan is optional, with those who elect to participate agreeing to defer graduated percentages of their compensation. The plan allows selected employees to acquire the Company's common stock at a 15% discount with 50% of the amount deferred. The remaining 50% of the amount deferred is placed in a Profit-Based Deferred Compensation Account that earns interest at a rate based on the performance of the Company. The Company will from time to time repurchase shares of its common stock in the open market for use in this plan. The Company has acquired 770,396 shares since the inception of the plan and has made distributions of 82,644 shares.

     Expenses related to these employee benefit plans amounted to $5,926,000, $3,300,000 and $3,945,000 in 1995, 1994 and 1993, respectively.

PERFORMANCE SHARE PLAN

     The Company had a Performance Share Plan, until May 1994, awarding ownership in ITG in the form of phantom equity interest to key ITG employees, of which a 12.7% interest was outstanding at December 31, 1993. Expense under this plan was $8,635,000 in 1993. In connection with the initial public offering of ITGI (see note 15), the Performance Share Plan was terminated in May 1994. The Performance Share Plan expense for 1994 was $1,528,000, prior to the termination of the plan.

(11) LEASES

     As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2006. Assets under capitalized leases are capitalized using interest rates appropriate at the inception of the lease. Future minimum lease payments for assets under capital leases at December 31, 1995 follow:

                                                                                 DOLLARS
                                                                               IN THOUSANDS
                                                                               ------------
    1996.....................................................................      $537
    1997.....................................................................        26
                                                                                   ----
      Total minimum obligations..............................................       563
    Less interest............................................................        34
                                                                                   ----
      Present value of minimum lease obligations.............................      $529
                                                                                   ====

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments for all noncancelable operating leases at December 31, 1995 are as follows:

                                                                                 DOLLARS
                                                                               IN THOUSANDS
                                                                               ------------
    1996.....................................................................     $6,882
    1997.....................................................................      6,719
    1998.....................................................................      6,197
    1999.....................................................................      5,361
    2000.....................................................................      4,355
    Thereafter...............................................................      8,259
                                                                                  ======

     Rental expense, net of subleases, for the Company was $5,996,000 in 1995, $5,507,000 in 1994 and $5,118,000 in 1993.

(12) FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISK

     The Company has contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to sell, securities sold but not yet purchased, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts, futures index contracts, commodities futures contracts, and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon the Company's consolidated financial statements.

     In the normal course of business, the Company had letters of credit outstanding aggregating $22,515,000 at December 31, 1995 to satisfy various collateral requirements in lieu of depositing cash or securities.

     The Company has derivative financial instrument positions in foreign exchange forward contracts, option contracts, and index futures contracts and derivative positions in commodities futures contracts, all of which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The foreign exchange forward contract positions are generally taken to lock in the dollar cost or proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks. The option positions taken are generally part of a strategy in which offsetting equity positions are taken. Most of the index futures positions taken are commodity index futures and are part of a strategy in which offsetting positions in the underlying individual commodities futures are also taken.

     The gross contracted or notional amount of index futures contracts, commodities futures contracts, options contracts, and foreign exchange forward contracts, which are not reflected in the consolidated statement of financial condition, is set forth in the table below and provide only a measure of the Company's involvement in these contracts at December 31, 1995 and 1994. They do not represent amounts subject to

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

market risk and, in many cases, serve to reduce the Company's overall exposure to market and other risks (in thousands of dollars):

                                                              NOTIONAL OR CONTRACTED AMOUNT
                                                      ----------------------------------------------
                                                              1995                      1994
                                                      ---------------------     --------------------
                                                      PURCHASE       SALE       PURCHASE       SALE
                                                      ---------     -------     ---------     ------
Index futures contracts.............................   $    --      $55,912      $    --      $   --
Commodities futures contracts.......................    53,602           --           --          --
Option contracts....................................     1,300        1,500        1,515       5,874
Foreign exchange forward contracts..................       303          291          524       1,130
                                                        ======      =======       ======      ======

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

     The following is an aggregate summary of the average 1995 and 1994 and December 31, 1995 and 1994 fair values of derivative financial instruments (in thousands of dollars):

                                                                1995                       1994
                                                      ------------------------   ------------------------
                                                      AVERAGE    END OF PERIOD   AVERAGE    END OF PERIOD
                                                      --------   -------------   --------   -------------
Index futures contracts:
  In a favorable position...........................   $   41        $ 330        $   --       $    --
  In an unfavorable position........................       34           --            --            --
Option contracts:
  Purchases.........................................       79           37           120            23
  Sales.............................................      174          219           256           534
Foreign exchange forward contracts:
  Purchases.........................................    1,929          303         2,114           524
  Sales.............................................    4,995          291         3,170         1,130
                                                       ======         ====        ======        ======

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

     At December 31, 1995, Jefferies had net capital of $78,043,000, which was 28% of aggregate debit balances and $72,437,000 in excess of required net capital. At December 31, 1995, ITG had net capital of $24,648,000, which was $24,398,000 in excess of required net capital. At December 31, 1995, W & D had net capital of $908,000, which was $658,000 in excess of required net capital.

(14) CONTINGENCIES

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

     In October 1994, the lawsuits were consolidated for discovery purposes in the United States District Court for the Southern District of New York. The consolidated complaint alleges that the defendants violated the antitrust laws by conspiring to fix the "spread" paid by plaintiffs and class members to trade in certain Nasdaq securities, by refusing to quote bids and asks in so-called "odd-eighths." The cases purport to be brought on behalf of all persons who purchased or sold certain securities on the Nasdaq National Market during the period May 1, 1989 to May 27, 1994. The plaintiffs seek damages in an unspecified amount, injunctive relief, and attorneys' fees and costs. Discovery of the parties has commenced. Plaintiffs have not yet asked the Court to certify the case to proceed as a class action. Jefferies denies any wrongdoing and intends to vigorously defend the lawsuits. At this stage of the litigations and investigations, it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential damages or fines in the event of an adverse finding on the merits.

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

     In conjunction with the offering, certain management employment agreements, the ITG Performance Share Plan and noncompensatory ITG stock options were terminated on May 1, 1994 in exchange for $40.5 million, of which $900,000 was recorded as expense in 1994 prior to the offering and $9.4 million had been accrued at December 31, 1993. The remaining liability of $30.2 million was recorded as a plan

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

termination expense at the time of the offering. A portion of the total plan termination payments amounting to $19.1 million was used to purchase 876,984 shares of Jefferies Group, Inc. common stock at $21.75 per share. The remaining $21.4 million of plan termination cost was to be paid in cash of which $20.6 million and $.8 million was paid during 1994 and 1995, respectively. Additionally, noncompensatory options to purchase 2,726,178 shares of ITGI common stock were granted to senior management and other employees at an exercise price equal to the initial public offering price.

     The net proceeds from the offering of $43.6 million, less the ownership interest sold in the offering of $5.1 million and plan termination expenses of $30.2 million, resulted in a pretax gain of $8.3 million in 1994. The Company recorded deferred taxes as a result of the gain recognized from the offering.

(16) TWO-FOR-ONE STOCK SPLIT, DIVIDEND RATE DOUBLED AND NYSE LISTING APPLICATION

     On March 2, 1996, the Company's Board of Directors approved a two-for-one split of all of the outstanding shares of the Company's common stock, payable March 29, 1996 to stockholders of record at the close of business on March 15, 1996. The stated par value of each share was not changed from $0.01. All share, share price and per share information included in the consolidated financial statements has been restated to retroactively reflect the effect of the two-for-one stock split.

     In addition, the Board of Directors, approved continuation of the quarterly cash dividend rate at $0.05 on the approximately 12,000,000 common shares to be outstanding after the split (effectively doubling the dividend rate), as well as repurchase of up to 1 million of the new common shares, on the open market or otherwise, from time to time. The Board of Directors also approved the filing of an application to list the Company's common shares for trading on the New York Stock Exchange.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to this item will be contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information with respect to this item will be contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to this item will be contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to this item will be contained in the Proxy Statement for the 1996 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                        PAGES
                                                                                        -----
(a)1. FINANCIAL STATEMENTS
       Included in Part II of this report:
       Independent Auditors' Report.....................................................    14
       Consolidated Statements of Financial Condition...................................    15
       Consolidated Statements of Earnings..............................................    16
       Consolidated Statements of Changes in Stockholders' Equity.......................    17
       Consolidated Statements of Cash Flows............................................    18
       Notes to Consolidated Financial Statements.......................................    19

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

          (4.2)       Rights Agreement dated as of May 12, 1988, between the Registrant and the First National Bank of Chicago relating to Preferred Share Purchase
                      Rights including Form of Rights Certificate and Form of Summary of
                      Rights is incorporated by reference to Exhibit 1 of Registrant's Form
                      8-K filed on May 17, 1988.
         (10.1)       Incentive Compensation Plan for Frank E. Baxter, Chairman, President and
                      Chief Executive Officer, Jefferies Group, Inc. is incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.
         (10.2)       Agreement among Raymond L. Killian, Jr., Investment Technology Group,
                      Inc. and Jefferies Group, Inc., dated as of April 1, 1992 is incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1992.
         (10.3)       Amendment to Agreement among Raymond L. Killian, Jr., Investment
                      Technology Group, Inc. and Jefferies Group, Inc. dated as of August 18,
                      1993 is incorporated by reference to Exhibit 10.3 of Registrant's Form
                      10-K for the fiscal year ended December 31, 1993.
         (10.3.1)     Form of Employment Agreement between Investment Technology Group, Inc.
                      and Raymond L. Killian, Jr. is incorporated by reference to Exhibit
                      10.3.2 of Investment Technology Group, Inc.'s Registration Statement on
                      Form S-1 (No. 33-76474) filed on March 15, 1994, including amendments thereto.
         (10.4)       Second Modified Compensation Agreement between David A. Sydorick,
                      Jefferies Group, Inc., and Jefferies & Company, Inc. dated as of
                      February 1, 1994, is incorporated by reference to Exhibit 10.5 of
                      Registrant's Form 10-K for the fiscal year ended December 31, 1993.
         (10.5)       Second Modified Compensation Agreement among Jefferies Group, Inc.,
                      Jefferies & Company, Inc. and Richard B. Handler, dated as of February
                      1, 1994 is incorporated by reference to Exhibit 10.5 of Registrant's
                      Form 10-K for the fiscal year ended December 31, 1994.
         (10.6)       Restricted Stock Agreement among Jefferies Group, Inc., Jefferies &
                      Company, Inc. and Richard B. Handler, dated as of April 1, 1994 is incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for the fiscal year ended December 31, 1994.
         (10.7)*      Employment Agreement between Clarence T. Schmitz and Jefferies &
                      Company, Inc. dated February 6, 1995.
         (10.8)       Jefferies Group, Inc. 1983 Incentive Stock Option Plan filed as part of
                      Registrant's Registration Statement on Form S-8 (No. 2-94727) filed on
                      December 6, 1984.
         (10.9)       1985 Incentive Stock Option Plan of Jefferies Group, Inc. filed as part of Registrant's Registration Statement on Form S-8 (No. 33-17065) filed on September 8, 1987.
         (10.10)      Jefferies Group, Inc. 1985 Nonqualified Stock Option Plan filed as part of Registrant's Registration Statement on Form S-8 (No. 33-17065) filed on September 8, 1987.
         (10.11)*     Description of compensation arrangements for Named Executive Officers.
         (10.12)      Jefferies Group, Inc. 1993 Stock Ownership and Long-Term Incentive Plan
                      filed as part of Registrant's Registration Statement on Form S-8 (No.
                      33-64490) filed on June 15, 1993.
         (10.13)      Jefferies Group, Inc. Capital Accumulation Plan for Key Employees filed as part of Registrant's Registration Statement on Form S-8 (No.
                      33-64490) filed on June 15, 1993.

         (10.14)      Jefferies Group, Inc. Non-Employee Directors' Stock Option Plan,
                      incorporated by reference to Appendix C of Registrant's Proxy Statement filed on April 4, 1994.
         (10.15)      Jefferies Group, Inc. Pay-for-Performance Incentive Plan, incorporated by reference to Appendix B of Registrant's Proxy Statement filed on
                      April 4, 1994.
         (10.16)      Material contracts filed as part of Registrant's Registration Statement on Form S-1 (No. 2-85950) filed on August 18, 1983, including amendments thereto.
         (10.17)      Material contracts filed as part of Registrant's Registration Statement on Form S-1 (No. 2-96596) filed on March 22, 1985, including amendments thereto.
         (11)*        Statement of computation of per share earnings is attached hereto as
                      Exhibit 11.
         (20.1)       Form of Letter to Shareholders dated May 24, 1988, announcing the adoption of the Stockholders Rights Plan is incorporated by reference to
                      Exhibit 3 of Registrant's Form 8-K filed on May 17, 1988.
         (20.2)       Form of Letter to Shareholders dated March 15, 1996 announcing the redemption of all outstanding Preferred Share Purchase Rights originally issued pursuant to the Stockholders Rights Plan is incorporated by reference to Exhibit 2 of Registrant's Form 8-K filed on March 26, 1996.
         (21)*        List of Subsidiaries of Registrant.
         (23)*        Consent of KPMG Peat Marwick LLP.

---------------

* Filed herewith.

ALL OTHER EXHIBITS ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE.

     (b) No reports on Form 8-K have been filed by the Registrant.

     (c) Index to Exhibits.

     See list of exhibits at Item 14(a)3 above and exhibit following.

     Exhibits 10.1 to and including 10.15 are management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Jefferies Group, Inc.

                                          By:           FRANK E. BAXTER
                                            ------------------------------------
                                                      Frank E. Baxter
                                             Chairman of the Board of Directors

Dated: March 29, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             SIGNATURE                               TITLE                    DATE
-------------------------------------   ------------------------------   ---------------
          FRANK E. BAXTER               Chairman of the Board of          March 29, 1996
-------------------------------------   Directors, President and Chief
          Frank E. Baxter               Executive Officer


         CLARENCE T. SCHMITZ            Executive Vice President          March 29, 1996
-------------------------------------   and Chief Financial Officer
         Clarence T. Schmitz


          RICHARD G. DOOLEY             Director                          March 29, 1996
-------------------------------------
          Richard G. Dooley


          TRACY G. HERRICK              Director                          March 29, 1996
-------------------------------------
          Tracy G. Herrick


          MICHAEL L. KLOWDEN            Director                          March 29, 1996
-------------------------------------
          Michael L. Klowden


         FRANK J. MACCHIAROLA           Director                          March 29, 1996
-------------------------------------
         Frank J. Macchiarola


           BARRY M. TAYLOR              Director                          March 29, 1996
-------------------------------------
           Barry M. Taylor


          MARK A. WOLFSON               Director                          March 29, 1996
-------------------------------------
          Mark A. Wolfson

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
 EXHIBIT                                                                               NUMBERED
 NUMBER                                   DESCRIPTION                                    PAGE
---------   -----------------------------------------------------------------------  -------------
 (3.1)      Amended Certificate of Incorporation is incorporated by reference to
            Exhibit 3.1 of the Registrant's Form 10-K filed for the fiscal year ended December 31, 1987................................................
 (3.2)      Amended By-Laws are incorporated by reference to Exhibit 3.2 of the
            Registrant's Form 10-K filed for the fiscal year ended December 31,
            1986...................................................................
 (4.1)      Specimen stock certificate of the Registrant is incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form
            S-1 (No. 2-85950) filed on August 18, 1983, including amendments thereto................................................................
 (4.2)      Rights Agreement dated as of May 12, 1988, between the Registrant and the First National Bank of Chicago relating to Preferred Share Purchase
            Rights including Form of Rights Certificate and Form of Summary of
            Rights is incorporated by reference to Exhibit 1 of Registrant's Form
            8-K filed on May 17, 1988..............................................
(10.1)      Incentive Compensation Plan for Frank E. Baxter, Chairman, President
            and Chief Executive Officer, Jefferies Group, Inc. is incorporated by reference to Exhibit 10.1 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1992....................................
(10.2)      Agreement among Raymond L. Killian, Jr., Investment Technology Group,
            Inc. and Jefferies Group, Inc., dated as of April 1, 1992 is incorporated by reference to Exhibit 10.2 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1992......................
(10.3)      Amendment to Agreement among Raymond L. Killian, Jr., Investment
            Technology Group, Inc. and Jefferies Group, Inc. dated as of August 18,
            1993 is incorporated by reference to Exhibit 10.3 of Registrant's Form
            10-K for the fiscal year ended December 31, 1993.......................
(10.3.1)    Form of Employment Agreement between Investment Technology Group, Inc.
            and Raymond L. Killian, Jr. is incorporated by reference to Exhibit
            10.3.2 of Investment Technology Group, Inc.'s Registration Statement on
            Form S-1 (No. 33-76474) filed on March 15, 1994, including amendments thereto................................................................
(10.4)      Second Modified Compensation Agreement between David A. Sydorick,
            Jefferies Group, Inc., and Jefferies & Company, Inc. dated as of
            February 1, 1994, is incorporated by reference to Exhibit 10.5 of
            Registrant's Form 10-K for the fiscal year ended December 31, 1993.....
(10.5)      Second Modified Compensation Agreement among Jefferies Group, Inc.,
            Jefferies & Company, Inc. and Richard B. Handler, dated as of February
            1, 1994 is incorporated by reference to Exhibit 10.5 of Registrant's
            Form 10-K for the fiscal year ended December 31, 1994..................
(10.6)      Restricted Stock Agreement among Jefferies Group, Inc., Jefferies &
            Company, Inc. and Richard B. Handler, dated as of April 1, 1994 is incorporated by reference to Exhibit 10.6 of Registrant's Form 10-K for the fiscal year ended December 31, 1994................................
(10.7)*     Employment Agreement between Clarence T. Schmitz and Jefferies &
            Company, Inc. dated February 6, 1995...................................
(10.8)      Jefferies Group, Inc. 1983 Incentive Stock Option Plan filed as part of
            Registrant's Registration Statement on Form S-8 (No. 2-94727) filed on
            December 6, 1984.......................................................
(10.9)      1985 Incentive Stock Option Plan of Jefferies Group, Inc. filed as part of Registrant's Registration Statement on Form S-8 (No. 33-17065) filed on September 8, 1987...................................................

                                                                                     SEQUENTIALLY
 EXHIBIT                                                                               NUMBERED
 NUMBER                                   DESCRIPTION                                    PAGE
---------   -----------------------------------------------------------------------  -------------
(10.10)     Jefferies Group, Inc. 1985 Nonqualified Stock Option Plan filed as part of Registrant's Registration Statement on Form S-8 (No. 33-17065) filed on September 8, 1987...................................................
(10.11)*    Description of compensation arrangements for Named Executive
            Officers...............................................................
(10.12)     Jefferies Group, Inc. 1993 Stock Ownership and Long-Term Incentive Plan
            filed as part of Registrant's Registration Statement on Form S-8 (No.
            33-64490) filed on June 15, 1993.......................................
(10.13)     Jefferies Group, Inc. Capital Accumulation Plan for Key Employees filed as part of Registrant's Registration Statement on Form S-8 (No.
            33-64490) filed on June 15, 1993.......................................
(10.14)     Jefferies Group, Inc. Non-Employee Directors' Stock Option Plan,
            incorporated by reference to Appendix C of Registrant's Proxy Statement filed on April 4, 1994.................................................
(10.15)     Jefferies Group, Inc. Pay-for-Performance Incentive Plan, incorporated by reference to Appendix B of Registrant's Proxy Statement filed on
            April 4, 1994..........................................................
(10.16)     Material contracts filed as part of Registrant's Registration Statement on Form S-1 (No. 2-85950) filed on August 18, 1983, including amendments thereto.....................................................
(10.17)     Material contracts filed as part of Registrant's Registration Statement on Form S-1 (No. 2-96596) filed on March 22, 1985, including amendments thereto................................................................
(11)*       Statement of computation of per share earnings is attached hereto as
            Exhibit 11.............................................................
(20.1)      Form of Letter to Shareholders dated May 24, 1988, announcing the adoption of the Stockholders Rights Plan is incorporated by reference to Exhibit 3 of Registrant's Form 8-K filed on May 17, 1988............
(20.2)      Form of Letter to Shareholders dated March 15, 1996 announcing the redemption of all outstanding Preferred Share Purchase Rights originally issued pursuant to the Stockholders Rights Plan is incorporated by reference to Exhibit 2 of Registrant's Form 8-K filed on March 26, 1996......................................................
(21)*       List of Subsidiaries of Registrant.....................................
(23)*       Consent of KPMG Peat Marwick LLP.......................................

---------------

* Filed herewith.