Form 10-Q
period 1996-03-29
JEFFERIES GROUP INC
filed 1996-05-10
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                  ------------
                                   FORM 10-Q


       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended    March 29, 1996
                                             ----------------

                                       OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from         to
                                            ----         ----

                         Commission file number 1-11665


                             JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)

            DELAWARE                                      95-2848406
- ----------------------------------                    -------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


 11100 Santa Monica Blvd, Los Angeles, California            90025
- -------------------------------------------------     --------------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (310) 445-1199
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [X]    No [ ]

As of March 29, 1996, the registrant had 11,192,048 common shares, $.01 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 29, 1996


                                                                                  Page
                                                                                  ----
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Statements of Financial Condition -
           March 29, 1996 (unaudited) and December 31, 1995 .....................   3

          Consolidated Statements of Earnings (unaudited) -
           Three Months Ended March 29, 1996 and March 31, 1995 .................   4

          Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
           Three Months Ended March 29, 1996 ....................................   5

          Consolidated Statements of Cash Flows (unaudited) -
           Three Months Ended March 29, 1996 and March 31, 1995 .................   6

          Notes to Consolidated Financial Statements (unaudited) ................   8

 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ............................................  12

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K ......................................  14

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                      March 29,   December 31,
                                                        1996          1995
                                                     -----------   ----------
                                                     (unaudited)
ASSETS
Cash and cash equivalents...........................  $  127,885   $   68,318
Receivable from brokers and dealers.................     799,848    1,118,154
Receivable from customers, officers and directors...     107,178      107,158
Securities owned....................................     184,510      167,210
Premises and equipment..............................      25,995       26,206
Other assets........................................      66,126       49,923
                                                      ----------   ----------
                                                      $1,311,542   $1,536,969
                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to brokers and dealers......................  $  678,349   $  864,456
Payable to customers................................     143,003      214,555
Securities sold, not yet purchased..................     104,612       82,932
Accrued expenses and other liabilities..............     127,979      124,062
                                                      ----------   ----------
                                                       1,053,943    1,286,005
Long-term debt......................................      56,386       56,322
Minority interest...................................       8,885        8,381
                                                      ----------   ----------
                                                       1,119,214    1,350,708
                                                      ----------   ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value. Authorized
    1,000,000 shares; none issued...................          --           --
  Common stock, $.01 par value. Authorized
    25,000,000 shares; issued 18,699,336 shares in
    1996 and 18,520,706 shares in 1995..............         187           93
  Additional paid-in capital........................      60,953       58,117
  Retained earnings.................................     201,667      192,234
  Less treasury stock, at cost; 7,507,288 shares in
    1996 and 7,263,530 shares in 1995...............     (69,302)     (63,075)
  Less currency translation adjustments.............        (591)        (522)
  Less additional minimum pension liability.........        (586)        (586)
                                                      ----------   ----------
      Total stockholders' equity....................     192,328      186,261
                                                      ----------   ----------
                                                      $1,311,542   $1,536,969
                                                      ==========   ==========

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             Three Months Ended
                                                            --------------------
                                                            March 29,  March 31,
                                                              1996       1995
                                                            ---------  ---------
Revenues:
Commissions...............................................  $  61,279  $  40,348
  Principal transactions..................................     34,719     20,981
  Corporate finance.......................................     16,707     14,544
  Interest................................................     13,059     18,030
  Other...................................................        994      1,110
                                                            ---------  ---------
     Total revenues.......................................    126,758     95,013
Interest expense..........................................     10,066     15,347
                                                            ---------  ---------
Revenues, net of interest expense.........................    116,692     79,666
                                                            ---------  ---------
Non-interest expenses:
  Compensation and benefits...............................     61,458     41,452
  Floor brokerage and clearing fees.......................      6,362      4,502
  Telecommunications and data processing services.........      7,797      5,458
  Occupancy and equipment rental..........................      3,785      3,501
  Travel and promotional..................................      3,534      1,996
  Software royalties......................................      2,223      1,381
  Other...................................................     11,281      8,366
                                                            ---------  ---------
     Total non-interest expenses..........................     96,440     66,656
                                                            ---------  ---------
Earnings before income taxes and minority interest........     20,252     13,010
Income taxes..............................................      8,632      5,809
                                                            ---------  ---------
Earnings before minority interest.........................     11,620      7,201
Minority interest.........................................        988        606
                                                            ---------  ---------
     Net earnings.........................................  $  10,632  $   6,595
                                                            =========  =========

Earnings per share of common stock:
    Primary...............................................  $    0.88  $    0.55
                                                            =========  =========
    Fully diluted.........................................  $    0.88  $    0.55
                                                            =========  =========
Weighted average shares of common stock:
    Primary...............................................     12,041     12,002
    Fully diluted.........................................     12,091     12,010

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                       THREE MONTHS ENDED MARCH 29, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                  Additional    Total
                                   Additional                         Currency     Minimum     Stock-
                           Common   Paid-in    Retained   Treasury   Translation   Pension    holders'
                           Stock    Capital    Earnings     Stock    Adjustment   Liability    Equity
                           ------  ----------  ---------  ---------  -----------  ----------  ---------
Balance,
  December 31, 1995........ $ 93     $58,117   $192,234   $(63,075)       $(522)      $(586)  $186,261

Exercise of stock options
  (154,630 shares).........            2,218                                                     2,218

Purchase of 243,758
  shares of treasury stock.                                 (6,227)                             (6,227)

Issuance of 24,000
  shares of common stock...              591                                                       591

Increase in proportionate
  share of subsidiary's
  equity related to
  subsidiary's purchase of
  treasury stock...........                        (863)                                          (863)

Additional vesting of
  restricted stock shares..              121                                                       121

Cash dividends,
  $.025 per share..........                        (281)                                          (281)

Redemption of rights,
  $.01 per right...........                         (55)                                           (55)

Translation adjustment.....                                                 (69)                   (69)

Two-for-one stock split....   94         (94)                                                    --

Net earnings...............                      10,632                                         10,632
                           ---------------------------------------------------------------------------
Balance,
  March 29, 1996........... $187     $60,953   $201,667   $(69,302)       $(591)      $(586)  $192,328
                           ===========================================================================

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                     Three Months Ended
                                                                   ----------------------
                                                                    March 29,    March 31,
                                                                      1996         1995
                                                                    ---------    ---------
Cash flows from operating activities:
  Net earnings...........................................           $ 10,632     $  6,595
                                                                    --------     --------
  Adjustments to reconcile net earnings to
    net cash provided by operations:
    Depreciation and amortization........................              2,741        1,907
    (Increase) decrease in receivables:
      Brokers and dealers................................            318,306     (235,362)
      Customers, officers and directors..................                (20)     (17,615)
    (Increase) decrease in securities owned..............            (17,300)      11,847
    (Increase) decrease in other assets..................            (16,628)      10,810
    Increase (decrease) in operating payables:
      Brokers and dealers................................           (186,107)     233,630
      Customers..........................................            (71,552)     (28,568)
    Increase in securities sold, not yet purchased.......             21,680       32,326
    Increase in accrued expenses and other liabilities...              3,917        4,675
    Increase in minority interest........................                504          495
                                                                    --------     --------
      Total adjustments..................................             55,541       14,145
                                                                    --------     --------
      Net cash provided by operating activities..........             66,173       20,740
                                                                    --------     --------

                            Continued on next page.


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                      Three Months Ended
                                                    -------------------------
                                                    March 29,       March 31,
                                                      1996            1995
                                                    ---------       ---------
Cash flows from financing activities:

  Net proceeds from (payments on):
  Bank loans.....................................      --             10,934
  Repurchase agreements..........................      --            (18,696)
  Repurchase of treasury stock...................     (6,227)         (5,238)
  Dividends paid.................................       (281)           (290)
  Redemption of rights...........................        (55)          --
  Exercise of stock options......................      2,218           1,031
  Issuance of common stock shares................        591           --
  Additional vesting of restricted stock shares..        121           --
  Increase in proportionate share of
    subsidiary's equity..........................       (863)           (168)
  Other..........................................      --                 10
                                                   ---------       --------
      Net cash used in financing activities......     (4,496)        (12,417)
                                                    --------        --------
Cash flows from investing activities -
  purchase of premises and equipment.............     (2,041)         (3,071)
                                                    --------        --------
Effect of foreign currency translation on cash...        (69)            158
                                                    --------        --------
      Net increase in cash and cash equivalents..     59,567           5,410

Cash and cash equivalents - beginning of period..     68,318          71,381
                                                    --------        --------
Cash and cash equivalents - end of period........   $127,885        $ 76,791
                                                    ========        ========
Supplemental disclosures of cash flow
  information:

Cash paid during the period for:

    Interest.....................................   $  9,528        $ 13,386
                                                    ========        ========
    Income taxes.................................   $  4,491        $    217
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

     All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim period and should be read in conjunction with the Company's annual report for the year ended December 31, 1995.

SECURITIES TRANSACTIONS

     All transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

     Securities owned and securities sold, not yet purchased, are valued at market, and unrealized gains and losses are reflected in revenues from principal transactions.

COMMON STOCK

     On March 2, 1996, the Company's Board of Directors approved a two-for-one split of all of the outstanding shares of the Company's common stock, payable March 29, 1996 to stockholders of record at the close of business on March 15, 1996. A total of 9,349,668 shares of common stock were issued in connection with the split. The stated par value of each share was not changed from $0.01. A total of $94,000 was reclassified from the Company's additional paid-in capital account to the Company's common stock account. All share and per share amounts have been restated to retroactively reflect the stock split.

     On March 15, 1996, the Company's common stock began trading on the NYSE under the symbol JEF. Previously, the common stock traded in the Nasdaq National Market System under the symbol JEFG.

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     The components, at March 29, 1996, of receivable from and payable to brokers and dealers are as follows (in thousands of dollars):


 Receivable from brokers and dealers:
  Securities borrowed................  $769,172
  Other..............................    30,676
                                       --------
                                       $799,848
                                       ========
 Payable to brokers and dealers:
  Securities loaned..................  $671,398
  Other..............................     6,951
                                       --------
                                       $678,349
                                       ========

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 29, 1996 (in thousands of dollars):



                                                                       Securities
                                                                         Sold,
                                                      Securities        Not Yet
                                                        Owned          Purchased
                                                      ----------       ----------
 Corporate equity securities........................  $  101,518       $   84,268
 High-yield securities..............................      24,059           18,752
 Corporate debt securities..........................      17,225              802
 U.S. Government and agency obligations.............      32,871           --
 Municipal obligations..............................       8,411           --
 Options............................................         426              790
                                                      ----------       ----------
                                                      $  184,510       $  104,612
                                                      ==========       ==========

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of March 29, 1996 (in thousands of dollars):


 Cash in banks.........................  $  9,993
 Short term investments.................  117,892
                                         --------
                                         $127,885
                                         ========

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



MINORITY INTEREST

     Minority interest represents the minority stockholders' proportionate share of the equity of ITGI. At March 29, 1996, Jefferies Group, Inc. owned over 80% of ITGI's common stock.

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

     Net capital changes from day to day, but as of March 29, 1996, Jefferies', ITG's and W&D's net capital was $75.0 million, $28.8 million and $884,000, respectively, which exceeded minimum net capital requirements by $71.7 million, $28.6 million and $634,000, respectively.

QUARTERLY DIVIDENDS

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law. On March 2, 1996, the Board of Directors approved a two-for-one stock split and the continuation after the split of the quarterly dividend rate at $0.05 per share. This effectively doubled the quarterly dividend rate.

Dividends per Common Share (declared and paid):



                                         1st Qtr
                                         -------
                1996...................   $.025
                1995...................   $.025


TERMINATION OF STOCKHOLDERS RIGHTS PLAN

     In March 1996, the Company redeemed all outstanding rights originally issued pursuant to a Stockholder Rights Plan adopted by the Company in May, 1988. The rights were redeemed for a redemption price of $0.01 per right.

OFF-BALANCE SHEET RISK

     The Company has contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to sell, securities sold but not yet purchased, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts, futures index contracts, commodities futures and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon the Company's consolidated financial statements.

     In the normal course of business, the Company had letters of credit outstanding aggregating $30.9 million at March 29, 1996, to satisfy various collateral requirements in lieu of depositing cash or securities.

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

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     Total assets decreased $225.5 million from $1,537.0 million at December 31, 1995 to $1,311.5 million at March 29, 1996. The decrease is mostly due to a decrease in receivable from brokers and dealers related to securities borrowed. The decrease in securities borrowed is related to decreases in securities loaned (included in payable to brokers and dealers) and payable to customers.

FIRST QUARTER 1996 VERSUS FIRST QUARTER 1995

     Revenues, net of interest expense, increased $37.0 million, or 46%, in the first quarter of 1996 compared to the same prior year period. The increase was due primarily to a $20.9 million, or 52%, increase in commissions, a $13.7 million, or 65%, increase in principal transactions, a $2.2 million, or 15%, increase in corporate finance, and a $310,000, or 12%, increase in net interest income (interest revenues less interest expense). Commission revenues increased, led by ITGI, the Equities Division, and the International Division. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division, the International Division, and the Taxable Fixed Income Division. Corporate finance revenues benefited from increases in advisory fees. Net interest income increased as the $5.3 million decrease in interest expense exceeded the $5.0 million decrease in interest revenues. Interest revenues decreased due primarily to lower securities borrowed interest income. The related decreases in interest expense on securities loaned and customer credit balances more than offset the reduction in interest revenues.

     Total non-interest expenses increased $29.8 million, or 45%, in the first quarter of 1996 compared to the same prior year period. Compensation and benefits increased $20.0 million, or 48%, mostly due to higher incentive based compensation accruals. Other expense increased $2.9 million, or 35%, largely due to more soft dollar expenses. Telecommunications and data processing services increased $2.3 million, or 43%, primarily due to increased trade volume and personnel. Floor brokerage and clearing fees increased $1.9 million, or 41%, due to increased volume of business executed on the various exchanges. Travel and promotional increased $1.5 million, or 77%, partly due to increased travel related to the Corporate Finance Division. Software royalties increased $842,000, or 61%, due to the higher POSIT(R) commissions. Occupancy and equipment rental increased $284,000, or 8%, largely due to the addition of offices.

     Earnings before income taxes and minority interest were up 56% to $20.3 million in the 1996 period, as compared to $13.0 million in the 1995 period. The effective tax rate was approximately 43% in the first quarter of 1996 versus approximately 45% in the first quarter of 1995. The 1996 effective tax rate was lower due to a reduction in the effective state tax rates.

     Minority interest (approximately 20% of the earnings of ITGI) was $1.0 million in the first quarter of 1996 as compared to $606,000 in the comparable 1995 period.

     Primary earnings per share were $0.88 in the first quarter of 1996 on 12,041,000 shares compared to $0.55 in the 1995 period on 12,002,000 shares. Fully diluted earnings per share were $0.88 in the first quarter of 1996 on 12,091,000 shares compared to $0.55 in the 1995 period on 12,010,000 shares.

     During the first quarter of 1996, the Company repurchased 243,758 shares of its common stock versus 345,468 shares for the comparable 1995 period.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES



     The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a breakdown of total revenues by source for the three months ended March 29, 1996 and March 31, 1995.



                                                         Three Months Ended
                                              ------------------------------------------
                                                  March 29,               March 31,
                                                    1996                    1995
                                              ------------------       -----------------
                                                          % of                    % of
                                                         Total                   Total
                                               Amount   Revenues       Amount   Revenues
                                               ------   --------       ------   --------
                                                       (Dollars in thousands)
Commissions and principal transactions:
    Equities Division..................       $ 44,814     35%        $ 32,498     34%
    Investment Technology Group........         27,228     21           15,320     16
    International Division.............         13,333     11            8,491      9
    Taxable Fixed Income Division......          4,764      4            1,452      2
    Convertible Division...............          1,989      2            1,723      2
    Other proprietary trading..........          3,870      3            1,845      2
Corporate finance......................         16,707     13           14,544     15
Interest...............................         13,059     10           18,030     19
Other..................................            994      1            1,110      1
                                              ---------------         ---------------
          Total revenues...............       $126,758    100%        $ 95,013    100%
                                              ===============         ===============

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      11. Computation of Earnings Per Share (page 15 attached)

  (b) Reports on Form 8-K.

      On March 26, 1996, the Registrant filed a Form 8-K announcing the redemption of all outstanding Preferred Share Purchase Rights originally issued pursuant to the Stockholders Rights Plan dated as of May 12, 1988.

                                   EXHIBIT 11
                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
              (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)



                                                                Three Months Ended
                                                            ---------------------------
                                                            March 29,         March 31,
                                                              1996              1995
                                                            ---------         ---------
Net Earnings                                                $  10,632         $   6,595
                                                            =========         =========
Shares of common stock and common stock
 equivalents:

 Average number of common shares...................            11,237            11,070

 Average common stock equivalent shares related to
  employee stock plans.............................               804               932
                                                            ---------         ---------
 Average shares used for primary computation.......            12,041            12,002

 Adjust average common stock equivalents to period-
  end market price, if higher than average price...                50                 8
                                                            ---------         ---------
 Average shares used for fully diluted computation.            12,091            12,010
                                                            =========         =========
Earnings per share:
 Primary...........................................         $    0.88         $    0.55
                                                            =========         =========
 Fully diluted.....................................         $    0.88         $    0.55
                                                            =========         =========

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              JEFFERIES GROUP, INC.
                                           --------------------------
                                                (Registrant)


Date:  May 10, 1996                    By:   /s/ Clarence T. Schmitz
      --------------                       --------------------------
                                            Clarence T. Schmitz
                                            Executive Vice President,
                                            Chief Financial Officer