Form 10-Q
period 1996-06-28
JEFFERIES GROUP INC
filed 1996-08-09
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  -----------

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     June 28, 1996
                                         ---------------------

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    -----------

                         Commission file number 1-11665


                             JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)


                   DELAWARE                                            95-2848406
- -----------------------------------------------------          --------------------------
        (State or other jurisdiction of                             (I.R.S. Employer
         incorporation or organization)                            Identification No.)


11100 Santa Monica Blvd, Los Angeles, California                         90025
- -----------------------------------------------------          --------------------------
    (Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:    (310) 445-1199
                                                    ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes [X]    No [ ]

As of June 28, 1996, the registrant had 10,834,689 common shares, $.01 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 JUNE 28, 1996


                                                                                                   Page
                                                                                                   ----
    PART I.        FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition -
                     June 28, 1996 (unaudited) and December 31, 1995  . . . . . . . . . . . .        3

                   Consolidated Statements of Earnings (unaudited) -
                     Three Months and Six Months Ended June 28, 1996 and June 30, 1995  . . .        4

                   Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                     Six Months Ended June 28, 1996 . . . . . . . . . . . . . . . . . . . . .        5

                   Consolidated Statements of Cash Flows (unaudited) -
                     Six Months Ended June 28, 1996 and June 30, 1995 . . . . . . . . . . . .        6

                   Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . .        8

          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . .       12

          Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . . . .       15

    PART II.       OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .       16

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  June 28,           December 31,
                                                                    1996                 1995
                                                             ------------------   -----------------
 ASSETS                                                            (unaudited)
 Cash and cash equivalents ..............................    $          122,088   $          68,318
 Receivable from brokers and dealers ....................               774,404           1,118,154
 Receivable from customers, officers and directors ......               101,086             107,158
 Securities owned .......................................               176,128             167,210
 Premises and equipment .................................                27,035              26,206
 Other assets ...........................................                95,638              49,923
                                                             ------------------   -----------------
                                                             $        1,296,379   $       1,536,969
                                                             ==================   =================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Payable to brokers and dealers .........................    $          663,043   $         864,456
 Payable to customers ...................................               143,246             214,555
 Securities sold, not yet purchased .....................                86,333              82,932
 Accrued expenses and other liabilities .................               148,707             124,062
                                                             ------------------   -----------------
                                                                      1,041,329           1,286,005
 Long-term debt .........................................                56,454              56,322
 Minority interest ......................................                 9,780               8,381
                                                             ------------------   -----------------
                                                                      1,107,563           1,350,708
                                                             ------------------   -----------------
 STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value. Authorized 1,000,000
     shares; none issued ................................             --                   --
   Common stock, $.01 par value. Authorized 25,000,000
     shares; issued 18,717,578 shares in 1996 and
     18,520,706 shares in 1995 ..........................                   187                  93
   Additional paid-in capital ...........................                61,533              58,117
   Retained earnings ....................................               210,063             192,234
   Less treasury stock, at cost; 7,882,889 shares in 1996
     and 7,263,530 shares in 1995 .......................               (81,847)            (63,075)
   Less currency translation adjustments ................                  (534)               (522)
   Less additional minimum pension liability ............                  (586)               (586)
                                                             ------------------   -----------------
         Total stockholders' equity .....................               188,816             186,261
                                                             ------------------   -----------------
                                                             $        1,296,379   $       1,536,969
                                                             ==================   =================



     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Three Months Ended               Six Months Ended
                                                ------------------------------   ------------------------------
                                                    June 28,       June 30,        June 28,        June 30,
                                                      1996           1995            1996            1995
                                                --------------  --------------   -------------   --------------
 Revenues:
   Commissions............................      $       57,391  $       42,526   $     118,670   $       82,874
   Principal transactions.................              32,928          24,129          67,647           45,110
   Corporate finance......................              24,989          23,920          41,696           38,464
   Interest...............................              11,909          16,149          24,968           34,179
   Other..................................                 644           1,430           1,638            2,540
                                                --------------  --------------   -------------   --------------
      Total revenues......................             127,861         108,154         254,619          203,167
 Interest expense.........................               9,446          13,543          19,512           28,890
                                                --------------  --------------   -------------   --------------
 Revenues, net of interest expense........             118,415          94,611         235,107          174,277
                                                --------------  --------------   -------------   --------------
 Non-interest expenses:
   Compensation and benefits..............              62,057          54,063         123,515           95,515
   Floor brokerage and clearing fees......               6,374           5,160          12,736            9,662
   Telecommunications and data
     processing services..................               8,425           5,778          16,222           11,236
   Occupancy and equipment rental.........               3,777           4,011           7,562            7,512
   Travel and promotional.................               4,299           2,374           7,833            4,370
   Software royalties.....................               2,022           1,265           4,245            2,646
   Other..................................              13,578           9,630          24,859           17,996
                                                --------------  --------------   -------------   --------------
      Total non-interest expenses.........             100,532          82,281         196,972          148,937
                                                --------------  --------------   -------------   --------------
 Earnings before income taxes and
     minority interest....................              17,883          12,330          38,135           25,340

 Income taxes.............................               7,749           5,558          16,381           11,367
                                                --------------  --------------   -------------   --------------

 Earnings before minority interest........              10,134           6,772          21,754           13,973

 Minority interest........................                 994             638           1,982            1,244
                                                --------------  --------------   -------------   --------------

      Net earnings........................      $        9,140  $        6,134   $      19,772   $       12,729
                                                ==============  ==============   =============   ==============

 Earnings per share of common stock:
      Primary.............................      $         0.78  $         0.52   $        1.66   $         1.07
                                                ==============  ==============   =============   ==============
      Fully diluted.......................      $         0.78  $         0.52   $        1.66   $         1.07
                                                ==============  ==============   =============   ==============

 Weighted average shares of common stock:
      Primary.............................              11,783          11,884          11,915           11,918
      Fully diluted.......................              11,788          11,892          11,924           11,946


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 28, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                   Additional       Total
                                               Additional                              Currency      Minimum       Stock-
                                    Common      Paid-in      Retained     Treasury   Translation     Pension      holders'
                                    Stock       Capital      Earnings      Stock      Adjustment    Liability      Equity
                                    --------------------------------------------------------------------------------------
 Balance,
  December 31, 1995 . . . . . . .    $ 93       $58,117      $192,234      $(63,075)     $(522)       $(586)      $186,261

 Exercise of stock options
  (160,630 shares)  . . . . . . .                 2,258                          59                                  2,317

 Purchase of 627,473
  shares of treasury stock  . . .                                           (18,865)                               (18,865)

 Issuance of 27,608
  shares of common stock  . . . .                   614                          34                                    648

 Issuance of 16,748
  shares of restricted stock. . .                   396                                                                396

 Increase in proportionate
  share of subsidiary's
  equity related to
  subsidiary's purchase of
  treasury stock  . . . . . . . .                              (1,065)                                              (1,065)

 Additional vesting of
  restricted stock shares . . . .                   242                                                                242

 Cash dividends,
  1st quarterly dividend,
  $.025 per share   . . . . . . .                                (281)                                                (281)
  2nd quarterly dividend,
  $.05 per share  . . . . . . . .                                (542)                                                (542)

 Redemption of rights,
  $.01 per right  . . . . . . . .                                 (55)                                                 (55)

 Translation adjustment . . . . .                                                          (12)                        (12)

 Two-for-one stock split. . . . .      94           (94)                                                                --

 Net earnings . . . . . . . . . .                              19,772                                               19,772
                                    --------------------------------------------------------------------------------------
 Balance,
  June 28, 1996 . . . . . . . . .    $187       $61,533      $210,063      $(81,847)     $(534)       $(586)      $188,816
                                    =======================================================================================

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                              Six Months Ended
                                                                       -----------------------------
                                                                         June 28,         June 30,
                                                                           1996             1995
                                                                       ------------     ------------
 Cash flows from operating activities:

        Net earnings . . . . . . . . . . . . . . . . . . . . . .       $     19,772     $     12,729
                                                                       ------------     ------------
        Adjustments to reconcile net earnings to
          net cash provided by operations:
          Depreciation and amortization  . . . . . . . . . . . .              5,718            4,229
          Additional vesting of restricted stock shares  . . . .                242           --
          (Increase) decrease in receivables:
            Brokers and dealers  . . . . . . . . . . . . . . . .            343,750          172,819
            Customers, officers and directors  . . . . . . . . .              6,072          (43,600)
          Increase in securities owned . . . . . . . . . . . . .             (8,918)         (15,988)
          Increase in other assets . . . . . . . . . . . . . . .            (46,548)          (4,339)
          Decrease in operating payables:
            Brokers and dealers  . . . . . . . . . . . . . . . .           (201,413)         (58,622)
            Customers  . . . . . . . . . . . . . . . . . . . . .            (71,309)        (130,224)
          Increase in securities sold, not yet purchased . . . .              3,401           17,034
          Increase in accrued expenses and other liabilities . .             25,041           39,280
          Increase in minority interest  . . . . . . . . . . . .              1,399            1,029
                                                                       ------------     ------------

                 Total adjustments . . . . . . . . . . . . . . .             57,435          (18,382)
                                                                       ------------     ------------

                 Net cash provided by (used in) operating
                    activities . . . . . . . . . . . . . . . . .             77,207           (5,653)
                                                                       ------------     ------------

                            Continued on next page.


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                               Six Months Ended
                                                                         -----------------------------
                                                                           June 28,         June 30,
                                                                             1996             1995
                                                                         ------------     ------------
 Cash flows from financing activities:

        Net proceeds from (payments on):
        Bank loans . . . . . . . . . . . . . . . . . . . . . . .               --               19,134
        Repurchase agreements  . . . . . . . . . . . . . . . . .               --               (9,196)
        Repurchase of treasury stock . . . . . . . . . . . . . .              (18,865)          (7,190)
        Dividends paid . . . . . . . . . . . . . . . . . . . . .                 (823)            (576)
        Redemption of rights . . . . . . . . . . . . . . . . . .                  (55)         --
        Exercise of stock options  . . . . . . . . . . . . . . .                2,317            1,033
        Issuance of common stock shares  . . . . . . . . . . . .                  648            2,343
        Increase in proportionate share of subsidiary's equity .               (1,065)            (310)
                                                                         ------------     ------------
                 Net cash (used in) provided by financing activities          (17,843)           5,238
                                                                         ------------     ------------
 Cash flows from investing activities -
   purchase of premises and equipment  . . . . . . . . . . . . .               (5,582)          (5,978)
                                                                         ------------     ------------
 Effect of foreign currency translation on cash  . . . . . . . .                  (12)             114
                                                                         ------------     ------------
                 Net increase in cash and cash equivalents . . .               53,770           (6,279)

 Cash and cash equivalents - beginning of period . . . . . . . .               68,318           71,381
                                                                         ------------     ------------
 Cash and cash equivalents - end of period . . . . . . . . . . .         $    122,088     $     65,102
                                                                         ============     ============
 Supplemental disclosures of cash flow information:

   Cash paid during the period for:

     Interest  . . . . . . . . . . . . . . . . . . . . . . . . .         $     20,761     $     29,070
                                                                         ============     ============
     Income taxes  . . . . . . . . . . . . . . . . . . . . . . .         $     22,529     $      7,371
                                                                         ============     ============

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

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

    The components, at June 28, 1996, of receivable from and payable to brokers and dealers are as follows (in thousands of dollars):

        Receivable from brokers and dealers:
             Securities borrowed  . . . . . . . . . . . .      $      737,430
             Other  . . . . . . . . . . . . . . . . . . .              36,974
                                                               --------------
                                                               $      774,404
                                                               ==============
        Payable to brokers and dealers:
             Securities loaned  . . . . . . . . . . . . .      $      637,750
             Other  . . . . . . . . . . . . . . . . . . .              25,293
                                                               --------------
                                                               $      663,043
                                                               ==============

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

    The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of June 28, 1996 (in thousands of dollars):

                                                                            Securities
                                                                               Sold,
                                                            Securities        Not Yet
                                                               Owned         Purchased
                                                          --------------  --------------
   Corporate equity securities   . . . . . . . . . .      $       84,886  $       74,507
   High-yield securities   . . . . . . . . . . . . .              33,414           6,528
   Corporate debt securities   . . . . . . . . . . .              20,355           5,042
   U.S. Government and agency obligations  . . . . .              31,521          --
   Municipal obligations   . . . . . . . . . . . . .               5,933          --
   Options   . . . . . . . . . . . . . . . . . . . .                  19             256
                                                          --------------  --------------
                                                          $      176,128  $       86,333
                                                          ==============  ==============

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

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of June 28, 1996 (in thousands of dollars):

     Cash in banks   . . . . . . . . . . . . . . . . .      $       20,492
     Short term investments  . . . . . . . . . . . . .             101,596
                                                            --------------
                                                            $      122,088
                                                            ==============

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

MINORITY INTEREST

    Minority interest represents the minority stockholders' proportionate share of the equity of ITGI. At June 28, 1996, Jefferies Group, Inc. owned over 80% of ITGI's common stock.

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

    Net capital changes from day to day, but as of June 28, 1996, Jefferies', ITG's and W&D's net capital was $74.5 million, $30.4 million and $808,000, respectively, which exceeded minimum net capital requirements by $71.1 million, $30.1 million and $558,000, respectively.

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

Dividends per Common Share (declared and paid):

                 1st Qtr.     2nd Qtr.
                 --------     --------
    1996  . .       $.025        $.05
    1995  . .       $.025        $.025

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

    In the normal course of business, the Company had letters of credit outstanding aggregating $22.9 million at June 28, 1996, to satisfy various collateral requirements in lieu of depositing cash or securities.

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

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

    Total assets decreased $240.6 million from $1,537.0 million at December 31, 1995 to $1,296.4 million at June 28, 1996. The decrease is mostly due to a decrease in receivable from brokers and dealers related to securities borrowed. The decrease in securities borrowed is related to decreases in securities loaned (included in payable to brokers and dealers) and customer short sales (included in payable to customers).

FIRST HALF 1996 VERSUS FIRST HALF 1995

    Revenues, net of interest expense, increased $60.8 million, or 35%, in the first half of 1996 compared to the same prior year period. The increase was due primarily to a $35.8 million, or 43%, increase in commissions, a $22.5 million, or 50%, increase in principal transactions, and a $3.2 million, or 8%, increase in corporate finance. Commission revenues increased, led by ITG, the Equities Division, and the International Division. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division, the International Division, and the Taxable Fixed Income Division. Corporate finance revenues benefited from increases in advisory fees. Net interest income (interest revenues less interest expense) remained relatively unchanged compared to the same prior year period.

    Total non-interest expenses increased $48.0 million, or 32%, in the first half of 1996 compared to the same prior year period. Compensation and benefits increased $28.0 million, or 29%, mostly due to higher incentive based compensation accruals. Other expense increased $6.9 million, or 38%, largely due to higher soft dollar expenses. Telecommunications and data processing services increased $5.0 million, or 44%, primarily due to increased trade volume and personnel. Travel and promotional increased $3.5 million, or 79%, mostly due to increased business travel. Floor brokerage and clearing fees increased $3.1 million, or 32%, due to increased volume of business executed on the various exchanges. Software royalties increased $1.6 million, or 60%, due to higher POSIT(R) commissions. Occupancy and equipment rental remained relatively unchanged compared to the same prior year period.

    Earnings before income taxes and minority interest were up 50% to $38.1 million in the 1996 period, as compared to $25.3 million in the 1995 period. The effective tax rate was approximately 43% in the first half of 1996 versus approximately 45% in the first half of 1995. The 1996 effective tax rate was lower due to a reduction in the effective state tax rates.

    Minority interest (approximately 20% of the earnings of ITGI) was $2.0 million in the first half of 1996 as compared to $1.2 million in the comparable 1995 period.

    Primary earnings per share were $1.66 in the first half of 1996 on 11,915,000 shares compared to $1.07 in the 1995 period on 11,918,000 shares. Fully diluted earnings per share were $1.66 in the first half of 1996 on 11,924,000 shares compared to $1.07 in the 1995 period on 11,946,000 shares.

    During the first half of 1996, the Company repurchased 627,473 shares of its common stock versus 457,286 shares for the comparable 1995 period.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


SECOND QUARTER 1996 VERSUS SECOND QUARTER 1995

    Revenues, net of interest expense, increased $23.8 million, or 25%, in the second quarter of 1996 compared to the same prior year period. The increase was due primarily to a $14.9 million, or 35%, increase in commissions, an $8.8 million, or 36%, increase in principal transactions, and a $1.1 million, or 4%, increase in corporate finance. Commission revenues increased, led by ITG, the International Division, and the Equities Division. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division, the Taxable Fixed Income Division, and the International Division. Corporate finance revenues benefited from increases in advisory fees. Net interest income remained relatively unchanged compared to the same prior year period.

    Total non-interest expenses increased $18.3 million, or 22%, in the second quarter of 1996 compared to the same prior year period. Compensation and benefits increased $8.0 million, or 15%, mostly due to higher incentive based compensation accruals. Other expense increased $3.9 million, or 41%, largely due to higher soft dollar expenses. Telecommunications and data processing services increased $2.6 million, or 46%, primarily due to increased trade volume and personnel. Travel and promotional increased $1.9 million, or 81%, mostly due to increased business travel. Floor brokerage and clearing fees increased $1.2 million, or 24%, due to increased volume of business executed on the various exchanges. Software royalties increased $757,000, or 60%, due to higher POSIT(R) commissions. Occupancy and equipment rental remained relatively unchanged compared to the same prior year period.

    Earnings before income taxes and minority interest were up 45% to $17.9 million in the 1996 period, as compared to $12.3 million in the 1995 period. The effective tax rate was approximately 43% in the second quarter of 1996 versus approximately 45% in the second quarter of 1995. The 1996 effective tax rate was lower due to a reduction in the effective state tax rates.

    Minority interest (approximately 20% of the earnings of ITGI) was $1.0 million in the second quarter of 1996 as compared to $638,000 in the comparable 1995 period.

    Primary earnings per share were $0.78 in the second quarter of 1996 on 11,783,000 shares compared to $0.52 in the 1995 period on 11,884,000 shares. Fully diluted earnings per share were $0.78 in the second quarter of 1996 on 11,788,000 shares compared to $0.52 in the 1995 period on 11,892,000 shares.

    During the second quarter of 1996, the Company repurchased 383,715 shares of its common stock versus 111,818 shares for the comparable 1995 period.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

    The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a breakdown of total revenues by source for the six months and three months ended June 28, 1996 and June 30, 1995.


                                                                          Six Months Ended
                                                   ----------------------------------------------------------
                                                            June 28,                        June 30,
                                                              1996                            1995
                                                   --------------------------      --------------------------
                                                                   % of                            % of
                                                                   Total                           Total
                                                      Amount     Revenues             Amount     Revenues
                                                      ------     --------             ------     --------
                                                                       (Dollars in thousands)
 Commissions and principal transactions:
      Equities . . . . . . . . . . . . . . . .     $     87,402            34%     $     66,677            33%
      Investment Technology Group  . . . . . .           54,141            21            32,625            16
      International  . . . . . . . . . . . . .           23,733             9            17,547             9
      Taxable Fixed Income . . . . . . . . . .            8,732             4             4,738             2
      Convertible  . . . . . . . . . . . . . .            3,867             2             3,444             2
      Other proprietary trading  . . . . . . .            8,442             3             2,953             1
 Corporate finance . . . . . . . . . . . . . .           41,696            16            38,464            19
 Interest  . . . . . . . . . . . . . . . . . .           24,968            10            34,179            17
 Other   . . . . . . . . . . . . . . . . . . .            1,638             1             2,540             1
                                                   --------------------------      --------------------------
        Total revenues . . . . . . . . . . . .     $    254,619           100%     $    203,167           100%
                                                   ==========================      ==========================


                                                                        Three Months Ended
                                                   ----------------------------------------------------------
                                                            June 28,                        June 30,
                                                              1996                            1995
                                                   --------------------------      --------------------------
                                                                      % of                            % of
                                                                      Total                           Total
                                                      Amount        Revenues          Amount        Revenues
                                                      ------        --------          ------        --------
                                                                       (Dollars in thousands)
 Commissions and principal transactions:
      Equities . . . . . . . . . . . . . . . .     $     42,588            33%     $     34,967            32%
      Investment Technology Group  . . . . . .           26,913            21            16,510            15
      International  . . . . . . . . . . . . .           10,400             8             9,063             9
      Taxable Fixed Income . . . . . . . . . .            3,968             3             3,286             3
      Convertible  . . . . . . . . . . . . . .            1,878             1             1,721             2
      Other proprietary trading  . . . . . . .            4,572             4             1,108             1
 Corporate finance . . . . . . . . . . . . . .           24,989            20            23,920            22
 Interest  . . . . . . . . . . . . . . . . . .           11,909             9            16,149            15
 Other   . . . . . . . . . . . . . . . . . . .              644             1             1,430             1
                                                   --------------------------      --------------------------
        Total revenues . . . . . . . . . . . .     $    127,861           100%     $    108,154           100%
                                                   ==========================      ==========================

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)         Date of Meeting - - May 2, 1996
            Type of Meeting - - Annual Meeting of Stockholders

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

                                  Frank E. Baxter
                                  Richard G. Dooley
                                  Tracy G. Herrick
                                  Michael L. Klowden
                                  Frank J. Macchiarola
                                  Barry M. Taylor
                                  Mark A. Wolfson

(c)(1) At the meeting, with respect to the matters under consideration, the following votes were cast in the following manner:

                                                                FOR            AGAINST          ABSTAIN
                                                                ---            -------          -------
            Election of seven Directors                       4,206,408                          49,337

            Adoption of the Non-Employee Directors'
            Deferred Compensation Plan                        4,078,238         148,541          28,966

            The outstanding voting securities of the Company consisted of 5,598,524 shares of Common Stock on March 22, 1996 which was the record date for determining shareholders entitled to vote at the Annual Meeting of Shareholders. Such number of outstanding shares of Common Stock at the record date for the meeting does not include shares issuable in the two-for- one stock split (the "Stock Split") of all the outstanding shares declared by the Board of Directors on March 22, 1996. Except for the number of shares outstanding at the record date for the meeting and therefore the number of voted at the meeting, all other share information in this Form 10-Q has been restated to retroactively reflect the effect of the Stock Split.

(d)         Not applicable

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION
                   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

           11.   Computation of Earnings Per Share (page 17 attached)

  (b) Reports on Form 8-K.

           There were no reports filed on Form 8-K during the quarter ended June 28, 1996.

                                   EXHIBIT 11
                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
              (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                            Three Months Ended       Six Months Ended
                                                           ---------------------   ---------------------
                                                           June 28,    June 30,    June 28,    June 30,
                                                             1996        1995        1996        1995
                                                           ---------   ---------   ---------   ---------
 Net Earnings                                              $   9,140   $   6,134   $  19,772   $  12,729
                                                           =========   =========   =========   =========

 Shares of common stock and common stock
   equivalents:
   Average number of common shares ....................       10,900      10,974      11,068      11,022

   Average common stock equivalent shares
     related to employee stock based plans ............          883         910         847         896
                                                           ---------   ---------   ---------   ---------
   Average shares used in primary computation .........       11,783      11,884      11,915      11,918

   Adjust average common stock equivalents to
     period-end market price, if higher than
     average price ....................................            5           8           9          28
                                                           ---------   ---------   ---------   ---------
   Average shares used in fully diluted computation ...       11,788      11,892      11,924      11,946
                                                           =========   =========   =========   =========

 Earnings per share:
   Primary ............................................    $    0.78   $    0.52   $    1.66   $    1.07
                                                           =========   =========   =========   =========
   Fully diluted ......................................    $    0.78   $    0.52   $    1.66   $    1.07
                                                           =========   =========   =========   =========

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  JEFFERIES GROUP, INC.
                                           ------------------------------------
                                                      (Registrant)



Date:         August 9, 1996          By:       /s/  MAXINE SYRJAMAKI
         ----------------------            -----------------------------------
                                                     Maxine Syrjamaki
                                                     Controller