Form 10-Q
period 1996-09-27
JEFFERIES GROUP INC
filed 1996-11-08
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

                              --------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 27, 1996

                                       OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________


                         Commission file number 1-11665


                             JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)


         DELAWARE                                          95-2848406
-------------------------------                -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification No.)



11100 Santa Monica Blvd, Los Angeles, California            90025
--------------------------------------------------        ----------
 (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:    (310) 445-1199


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [X]    No [ ]

As of September 27, 1996, the registrant had 10,672,486 common shares, $.01 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 27, 1996

                                                                                                   Page
    PART I.        FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Consolidated Statements of Financial Condition -
                     September 27, 1996 (unaudited) and December 31, 1995 . . . . . . . .            3

                   Consolidated Statements of Earnings (unaudited) -
                     Three Months and Nine Months Ended
                     September 27, 1996 and September 29, 1995  . . . . . . . . . . . . .            4

                   Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                     Nine Months Ended September 27, 1996 . . . . . . . . . . . . . . . .            5

                   Consolidated Statements of Cash Flows (unaudited) -
                     Nine Months Ended September 27, 1996 and September 29, 1995  . . . .            6

                   Notes to Consolidated Financial Statements (unaudited) . . . . . . . .            8

          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations  . . . . . . . . . . . . . . . . . . . . .           12

    PART II.       OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .           15

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  September 27,         December 31,
                                                                      1996                  1995
                                                                  -------------       --------------
 ASSETS                                                            (unaudited)
 Cash and cash equivalents . . . . . . . . . . . . . . .        $       64,505        $       68,318
 Cash and securities segregated and on deposit for
   regulatory purposes . . . . . . . . . . . . . . . . .                62,958              --
 Receivable from brokers and dealers . . . . . . . . . .               786,600             1,118,154
 Receivable from customers, officers and directors . . .                81,288               107,158
 Securities owned  . . . . . . . . . . . . . . . . . . .               202,292               167,210
 Premises and equipment  . . . . . . . . . . . . . . . .                27,883                26,206
 Other assets  . . . . . . . . . . . . . . . . . . . . .               109,681                49,923
                                                               ---------------       ---------------
                                                                $    1,335,207        $    1,536,969
                                                               ===============       ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Payable to brokers and dealers  . . . . . . . . . . . .        $      651,462        $      864,456
 Payable to customers  . . . . . . . . . . . . . . . . .               130,137               214,555
 Securities sold, not yet purchased  . . . . . . . . . .               120,453                82,932
 Accrued expenses and other liabilities  . . . . . . . .               171,226               124,062
                                                               ---------------       ---------------
                                                                     1,073,278             1,286,005
 Long-term debt  . . . . . . . . . . . . . . . . . . . .                56,521                56,322
 Minority interest . . . . . . . . . . . . . . . . . . .                10,804                 8,381
                                                               ---------------       ---------------
                                                                     1,140,603             1,350,708
                                                               ---------------       ---------------

 STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value. Authorized 1,000,000
     shares; none issued . . . . . . . . . . . . . . . .              --                    --
   Common stock, $.01 par value. Authorized 25,000,000
     shares; issued 18,747,062 shares in 1996 and
     18,520,706 shares in 1995.  . . . . . . . . . . . .                   187                    93
   Additional paid-in capital  . . . . . . . . . . . . .                62,196                58,117
   Retained earnings . . . . . . . . . . . . . . . . . .               220,931               192,234
   Less treasury stock, at cost; 8,074,576 shares in 1996
     and 7,263,530 shares in 1995. . . . . . . . . . . .               (87,609)              (63,075)
   Less currency translation adjustments . . . . . . . .                  (515)                 (522)
   Less additional minimum pension liability . . . . . .                  (586)                 (586)
                                                               ---------------       ---------------
         Total stockholders' equity  . . . . . . . . . .               194,604               186,261
                                                               ---------------       ---------------
                                                                $    1,335,207        $    1,536,969
                                                               ===============       ===============



     See accompanying unaudited notes to consolidated financial statements.

                   JEFFERIES GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF
                             EARNINGS (UNAUDITED)
                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Three Months Ended               Nine Months Ended
                                                    --------------------------        -------------------------
                                                    Sept. 27,       Sept. 29,        Sept. 27,        Sept. 29,
                                                      1996             1995            1996            1995
                                                    -----------   ------------       ----------     -----------
 Revenues:
   Commissions . . . . . . . . . . . . . . .    $       57,641  $       46,189   $     176,311   $      129,063
   Principal transactions  . . . . . . . . .            40,474          30,752         108,121           75,862
   Corporate finance . . . . . . . . . . . .            21,846          17,317          63,542           55,781
   Interest  . . . . . . . . . . . . . . . .            11,212          15,421          36,180           49,600
   Other   . . . . . . . . . . . . . . . . .             2,186           1,308           3,824            3,848
                                                 -------------   -------------   -------------    -------------
 Total revenues  . . . . . . . . . . . . . .           133,359         110,987         387,978          314,154
 Interest expense  . . . . . . . . . . . . .             8,620          12,643          28,132           41,533
                                                 -------------   -------------   -------------    -------------
 Revenues, net of interest expense . . . . .           124,739          98,344         359,846          272,621
                                                 -------------   -------------   -------------    -------------

 Non-interest expenses:
   Compensation and benefits . . . . . . . .            64,224          52,537         187,739          148,052
   Floor brokerage and clearing fees . . . .             6,958           4,937          19,694           14,599
   Telecommunications and data
     processing services . . . . . . . . . .             8,702           6,823          24,924           18,059
   Occupancy and equipment rental  . . . . .             4,590           3,812          12,152           11,324
   Travel and promotional  . . . . . . . . .             3,870           2,634          11,703            7,004
   Software royalties  . . . . . . . . . . .             2,275           1,566           6,520            4,212
   Other . . . . . . . . . . . . . . . . . .            12,585           9,932          37,444           27,928
                                                 -------------   -------------   -------------    -------------
 Total non-interest expenses . . . . . . . .           103,204          82,241         300,176          231,178
                                                 -------------   -------------   -------------    -------------
 Earnings before income taxes and
     minority interest . . . . . . . . . .              21,535          16,103          59,670           41,443

 Income taxes  . . . . . . . . . . . . . . .             9,031           5,027          25,412           16,394
                                                 -------------   -------------   -------------    -------------
 Earnings before minority interest . . . . .            12,504          11,076          34,258           25,049

 Minority interest . . . . . . . . . . . . .             1,049             910           3,031            2,154
                                                 -------------   -------------   -------------    -------------
 Net earnings  . . . . . . . . . . . . . . .    $       11,455  $       10,166   $      31,227   $       22,895
                                                 =============   =============   =============    =============

 Earnings per share of common stock:
 Primary . . . . . . . . . . . . . . . . . .    $         0.98  $         0.85   $        2.62   $         1.92
                                                 =============   =============   =============    =============
 Fully diluted . . . . . . . . . . . . . . .    $         0.97  $         0.85   $        2.61   $         1.91
                                                 =============   =============   =============    =============
 Weighted average shares of common stock:
 Primary . . . . . . . . . . . . . . . . . .            11,623          11,938          11,818           11,926
 Fully diluted   . . . . . . . . . . . . . .            11,662          11,942          11,858           11,970


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 27, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                             Additional       Total
                                         Additional                              Currency      Minimum       Stock-
                              Common      Paid-in      Retained     Treasury   Translation     Pension      holders'
                              Stock       Capital      Earnings      Stock      Adjustment    Liability      Equity
                           -----------------------------------------------------------------------------------------
 Balance,
  December 31, 1995  . .       $  93      $58,117     $192,234      $(63,075)    $  (522)      $  (586)     $186,261

 Exercise of stock
  options
  (176,230 shares) . . .        --          2,555         --              97        --           --            2,652

 Purchase of 824,651
  shares of treasury            --           --           --         (24,690)       --           --          (24,690)
  stock  . . . . . . . .

 Issuance of 37,403
  shares of common stock        --            767         --              59        --           --              826

 Issuance of 26,328
  shares of restricted
  stock  . . . . . . . .        --            496         --           --           --           --              496

 Increase in
  proportionate
  share of subsidiary's
  equity related to
  subsidiary's purchase
  of treasury stock  . .        --           --         (1,115)        --           --           --           (1,115)

 Additional vesting of
  restricted stock
  shares  . . . . . . . .       --            355         --           --           --           --              355

 Quarterly dividends:
  1st qtr.- $.025 per
  share  . . . . . . . .                                  (281)                                                 (281)
  2nd qtr.-$.050 per
  share  . . . . . . . .                                  (542)                                                 (542)
  3rd qtr.-$.050 per
  share  . . . . . . . .                                  (537)                                                 (537)
                                                      --------                                            ----------
                                --           --         (1,360)        --           --           --           (1,360)

 Redemption of rights,
  $.01 per right . . .          --           --            (55)        --           --           --              (55)

 Translation adjustment         --           --           --           --              7         --                7

 Two-for-one stock split          94          (94)        --           --           --           --               --

 Net earnings  . . . .          --           --         31,227         --           --           --           31,227
                           -----------------------------------------------------------------------------------------
 Balance,
  September 27, 1996 .          $187      $62,196     $220,931      $(87,609)    $  (515)      $  (586)     $194,604
                           =========================================================================================

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                        Nine Months Ended
                                                                   ---------------------------
                                                                   Sept. 27,        Sept. 29,
                                                                      1996             1995
                                                                   ------------   ------------
 Cash flows from operating activities:

 Net earnings  . . . . . . . . . . . . . . . . . . . . . . .    $     31,227    $      22,895
                                                                ------------     ------------
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
          Depreciation and/or amortization of premises and
            equipment, capitalized software, goodwill and
            discount on long-term debt . . . . . . . . . . .           9,703            6,654
          Additional vesting of restricted stock shares  . .             355           --
          Increase in cash and securities segregated and on
            deposit for regulatory purposes  . . . . . . . .         (62,958)          --
          (Increase) decrease in receivables:
            Brokers and dealers  . . . . . . . . . . . . . .         331,554          141,339
            Customers, officers and directors  . . . . . . .          25,870            3,850
          Increase in securities owned . . . . . . . . . . .         (35,082)         (16,134)
          Increase in other assets . . . . . . . . . . . . .         (61,448)           8,072
          Decrease in operating payables:
            Brokers and dealers  . . . . . . . . . . . . . .        (212,994)         (41,278)
            Repurchase agreements  . . . . . . . . . . . . .          --              (18,696)
            Customers  . . . . . . . . . . . . . . . . . . .         (84,418)        (150,036)
          Increase in securities sold, not yet purchased . .          37,521           14,688
          Increase in accrued expenses and other liabilities          47,164           48,391
          Increase in minority interest  . . . . . . . . . .           2,423            1,601
                                                                ------------     ------------
                 Total adjustments . . . . . . . . . . . . .          (2,310)          (1,549)
                                                                ------------     ------------
                 Net cash provided by operating activities .          28,917           21,346
                                                                ------------     ------------


                            Continued on next page.


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                        Nine Months Ended
                                                                   ----------------------------
                                                                   Sept. 27,        Sept. 29,
                                                                      1996             1995
                                                                   ------------    ------------
 Cash flows from financing activities:

        Net proceeds from (payments on):
        Bank loans . . . . . . . . . . . . . . . . . . . . .           --                 (866)
        Repurchase of treasury stock . . . . . . . . . . . .           (24,690)         (8,789)
        Dividends paid . . . . . . . . . . . . . . . . . . .            (1,360)           (830)
        Redemption of rights . . . . . . . . . . . . . . . .               (55)             --
        Exercise of stock options  . . . . . . . . . . . . .             2,652           2,759
        Issuance of common stock shares  . . . . . . . . . .               826           3,231
        Issuance of restricted stock shares  . . . . . . . .               496             684
        Increase in proportionate share of subsidiary's equity          (1,115)           (766)
                                                                  ------------    ------------
                 Net cash used in financing activities . . .           (23,246)         (4,577)
                                                                  ------------    ------------
 Cash flows from investing activities -
   purchase of premises and equipment  . . . . . . . . . . .            (9,491)         (9,678)
                                                                  ------------    ------------
 Effect of foreign currency translation on cash  . . . . . .                 7              23
                                                                  ------------    ------------
                 Net (decrease) increase in cash and
                   cash equivalents  . . . . . . . . . . . .            (3,813)          7,114

 Cash and cash equivalents - beginning of period . . . . . .            68,318          71,381
                                                                  ------------    ------------
 Cash and cash equivalents - end of period . . . . . . . . .      $     64,505     $    78,495
                                                                  ============    ============
 Supplemental disclosures of cash flow information:

   Cash paid during the period for:

     Interest  . . . . . . . . . . . . . . . . . . . . . . .      $     27,873    $     40,916
                                                                  ============    ============
     Income taxes  . . . . . . . . . . . . . . . . . . . . .      $     32,333    $     12,642
                                                                  ============    ============


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

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

         The components, at September 27, 1996, of receivable from and payable to brokers and dealers are as follows (in thousands of dollars):

      Receivable from brokers and dealers:
          Securities borrowed  . . . . . . . . . . . .        $    757,681
          Other  . . . . . . . . . . . . . . . . . . .              28,919
                                                              ------------
                                                              $    786,600
                                                              ============
      Payable to brokers and dealers:
          Securities loaned  . . . . . . . . . . . . .        $    636,871
          Other  . . . . . . . . . . . . . . . . . . .              14,591
                                                              ------------
                                                              $    651,462
                                                              ============

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

         The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of September 27, 1996 (in thousands of dollars):

                                                                                Securities
                                                                                   Sold,
                                                                Securities        Not Yet
                                                                  Owned          Purchased
                                                               ------------    ------------
      Corporate equity securities  . . . . . . . . . .         $   113,251     $    107,639
      High-yield securities  . . . . . . . . . . . . .              19,861           10,079
      Corporate debt securities  . . . . . . . . . . .              28,625            1,851
      U.S. Government and agency obligations . . . . .              34,468          --
      Municipal obligations  . . . . . . . . . . . . .               5,475          --
      Options  . . . . . . . . . . . . . . . . . . . .                 612              884
                                                              ------------     ------------
                                                              $    202,292     $    120,453
                                                              ============     ============

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

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of September 27, 1996 (in thousands of dollars):

      Cash in banks  . . . . . . . . . . . . . . . . .        $      7,263
      Short term investments . . . . . . . . . . . . .              57,242
                                                              ------------
                                                              $     64,505
                                                              ============

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




MINORITY INTEREST

         Minority interest represents the minority stockholders' proportionate share of the equity of ITGI. At September 27, 1996, Jefferies Group, Inc. owned over 82% of ITGI's common stock.

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

         Net capital changes from day to day, but as of September 27, 1996, Jefferies', ITG's and W&D's net capital was $84.9 million, $29.8 million and $813,000, respectively, which exceeded minimum net capital requirements by $82.7 million, $29.6 million and $563,000, respectively.

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

Dividends per Common Share (declared and paid):

                 1st Qtr.     2nd Qtr.     3rd Qtr.
                 --------     --------     --------
    1996  . .       $.025        $.050        $.050
    1995  . .       $.025        $.025        $.025

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

         In the normal course of business, the Company had letters of credit outstanding aggregating $22.9 million at September 27, 1996, to satisfy various collateral requirements in lieu of depositing cash or securities.

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

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

         Total assets decreased $201.8 million from $1,537.0 million at December 31, 1995 to $1,335.2 million at September 27, 1996. The decrease is mostly due to a decrease in receivable from brokers and dealers related to securities borrowed. The decrease in securities borrowed is related to decreases in securities loaned (included in payable to brokers and dealers) and customer short sales (included in payable to customers).

NINE MONTHS 1996 VERSUS NINE MONTHS 1995

         Revenues, net of interest expense, increased 32% to $359.8 million, compared to $272.6 million for the same prior year period. The increase was due primarily to a $47.2 million, or 37%, increase in commissions, a $32.3 million, or 43%, increase in principal transactions, and a $7.8 million, or 14%, increase in corporate finance. Commission revenues increased, led by ITG, the Equities Division, International Division, and the Convertibles Division. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division, the Taxable Fixed Income Division, the Analytical Trading Division, and the International Division. Corporate finance revenues benefited from increases in private placement fees and advisory fees. Net interest income (interest revenues less interest expense) remained relatively unchanged compared to the same prior year period.

         Total non-interest expenses increased 30% to $300.2 million, compared to $231.2 million for the same prior year period. Compensation and benefits increased $39.7 million, or 27%, mostly due to higher incentive based compensation accruals. Other expense increased $9.5 million, or 34%, largely due to higher soft dollar expenses. Telecommunications and data processing services increased $6.9 million, or 38%, primarily due to increased trade volume and personnel. Floor brokerage and clearing fees increased $5.1 million, or 35%, due to increased volume of business executed on the various exchanges. Travel and promotional increased $4.7 million, or 67%, mostly due to increased business travel. Software royalties increased $2.3 million, or 55%, due to higher POSIT(R) commission revenues. Occupancy and equipment rental remained relatively unchanged compared to the same prior year period.

         Earnings before income taxes and minority interest were up 44% to $59.7 million, compared to $41.4 million for the same prior year period. The effective tax rate was approximately 43% for the nine months of 1996 versus approximately 40% for the nine months of 1995. The 1996 effective tax rate was higher due to a reduction in research and development tax credits.

         Minority interest (approximately 18% of the earnings of ITGI) was $3.0 million in nine months of 1996 as compared to $2.2 million in the comparable 1995 period. The increase in minority interest expense was due to increased ITGI earnings.

         Primary earnings per share were $2.62 in the nine months of 1996 on 11,818,000 shares compared to $1.92 in the 1995 period on 11,926,000 shares. Fully diluted earnings per share were $2.61 in the nine months of 1996 on 11,858,000 shares compared to $1.91 in the 1995 period on 11,970,000 shares.

         During the nine months of 1996, the Company repurchased 824,651 shares of its common stock versus 539,798 shares for the comparable 1995 period.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES





THIRD QUARTER 1996 VERSUS THIRD QUARTER 1995

         Revenues, net of interest expense, increased 27% to $124.7 million, compared to $98.3 million for the third quarter of 1995. The increase was due primarily to an $11.5 million, or 25%, increase in commissions, a $9.7 million, or 32%, increase in principal transactions, and a $4.5 million, or 26%, increase in corporate finance. Commission revenues increased, led by ITG and the Equities Division. Revenues from principal transactions increased primarily due to increased trading gains in the Taxable Fixed Income Division, the Equities Division, and the Analytical Trading Division. Corporate finance revenues benefited from increases in advisory fees and private placement fees. Net interest income (interest revenues less interest expense) remained relatively unchanged compared to the same prior year period.

         Total non-interest expenses increased 25% to $103.2 million, compared to $82.2 million for the third quarter of 1995. Compensation and benefits increased $11.7 million, or 22%, mostly due to higher incentive based compensation accruals. Other expense increased $2.7 million, or 27%, largely due to higher soft dollar expenses. Floor brokerage and clearing fees increased $2.0 million, or 41%, due to increased volume of business executed on the various exchanges. Telecommunications and data processing services increased $1.9 million, or 28%, primarily due to increased trade volume and personnel. Travel and promotional increased $1.2 million, or 47%, mostly due to increased business travel. Occupancy and equipment rental increased $778,000, or 20%, largely due to ITGI office space relocation and additions. Software royalties increased $709,000, or 45%, due to higher POSIT(R) commission revenues.

         Earnings before income taxes and minority interest were up 34% to $21.5 million, compared to $16.1 million for the same prior year period. The effective tax rate was approximately 42% for the third quarter of 1996 versus approximately 31% for the third quarter of 1995. The 1995 effective tax rate benefited from the cumulative effect of research and development tax credits applicable to previous periods.

         Minority interest (approximately 18% of the earnings of ITGI) was $1.0 million for the third quarter of 1996 as compared to $910,000 in the comparable 1995 period. The increase in minority interest expense was due to increased ITGI earnings.

         Primary earnings per share were $0.98 for the third quarter of 1996 on 11,623,000 shares compared to $0.85 in the 1995 period on 11,938,000 shares. Fully diluted earnings per share were $0.97 for the third quarter of 1996 on 11,662,000 shares compared to $0.85 in the 1995 period on 11,942,000 shares.

         During the third quarter of 1996, the Company repurchased 197,178 shares of its common stock versus 82,512 shares for the comparable 1995 period.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES



         The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a breakdown of total revenues by source for the nine months and three months ended September 27, 1996 and September 29, 1995.


                                                                         Nine Months Ended
                                                        ----------------------------------------------------
                                                            September 27,                   September 29,
                                                                1996                            1995
                                                        -------------------             --------------------
                                                                     % of                            % of
                                                                     Total                           Total
                                                        Amount     Revenues             Amount     Revenues
                                                        ------     --------             ------     --------
                                                                      (Dollars in thousands)
 Commissions and principal transactions:
      Equities . . . . . . . . . . . . . . . .    $    129,588         33%        $    102,840         33%
      Investment Technology Group  . . . . . .          83,487         22               51,789         16
      International  . . . . . . . . . . . . .          33,108          9               29,637          9
      Taxable Fixed Income . . . . . . . . . .          20,023          5                9,759          3
      Convertible  . . . . . . . . . . . . . .           5,747          2                5,214          2
      Other proprietary trading  . . . . . . .          12,479          3                5,686          2
 Corporate finance . . . . . . . . . . . . . .          63,542         16               55,781         18
 Interest  . . . . . . . . . . . . . . . . . .          36,180          9               49,600         16
 Other   . . . . . . . . . . . . . . . . . . .           3,824          1                3,848          1
                                                  -----------------------         -----------------------
        Total revenues . . . . . . . . . . . .    $    387,978        100%        $    314,154        100%
                                                  -----------------------         -----------------------


                                                                        Three Months Ended
                                                        ----------------------------------------------------
                                                           September 27,                   September 29,
                                                                1996                            1995
                                                        -------------------             --------------------
                                                                     % of                            % of
                                                                     Total                           Total
                                                        Amount     Revenues             Amount     Revenues
                                                        ------     --------             ------     --------
                                                                     (Dollars in thousands)
 Commissions and principal transactions:
      Equities . . . . . . . . . . . . . . . .    $     42,186         32%        $     36,163         33%
      Investment Technology Group  . . . . . .          29,346         22               19,164         17
      International  . . . . . . . . . . . . .           9,375          7               12,090         11
      Taxable Fixed Income . . . . . . . . . .          11,291          9                5,021          4
      Convertible  . . . . . . . . . . . . . .           1,880          1                1,770          2
      Other proprietary trading  . . . . . . .           4,037          3                2,733          2
 Corporate finance . . . . . . . . . . . . . .          21,846         16               17,317         16
 Interest  . . . . . . . . . . . . . . . . . .          11,212          8               15,421         14
 Other   . . . . . . . . . . . . . . . . . . .           2,186          2                1,308          1
                                                  -----------------------         -----------------------
        Total revenues . . . . . . . . . . . .    $    133,359        100%        $    110,987        100%
                                                  -----------------------         -----------------------

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

                          PART II.  OTHER INFORMATION
                   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

           11.   Computation of Earnings Per Share (page 16 attached)

  (b) Reports on Form 8-K.

           There were no reports filed on Form 8-K during the quarter ended September 27, 1996.

                                   EXHIBIT 11
                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
              (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                           Three Months Ended             Nine Months Ended
                                                       ---------------------------   --------------------------
                                                        Sept. 27,      Sept. 29,      Sept. 27,       Sept. 29,
                                                          1996            1995           1996            1995
                                                        ---------      ---------      ---------       ---------
 Net Earnings  . . . . . . . . . . . . . . . . . . .   $    11,455    $    10,166    $    31,227     $    22,895
   Adjustment to subsidiary earnings - common stock
     equivalents on subsidiary   . . . . . . . . . .          (112)         --              (320)           --
                                                       -----------    -----------    -----------     -----------
   Adjusted earnings   . . . . . . . . . . . . . . .   $    11,343    $    10,166    $    30,907     $    22,895
                                                       ===========    ===========    ===========     ===========

 Shares of common stock and common stock
   equivalents:
   Average number of common shares   . . . . . . . .        10,715         11,112         10,951          11,052

   Average common stock equivalent shares
     related to employee stock based plans   . . .             908            826            867             874
                                                       -----------    -----------    -----------     -----------
   Average shares used in primary computation  . .          11,623         11,938         11,818          11,926

   Adjust average common stock equivalents to
     period-end market price, if higher than
     average price   . . . . . . . . . . . . . . .              39              4             40              44
                                                       -----------    -----------    -----------     -----------

   Average shares used in fully diluted computation         11,662         11,942         11,858          11,970
                                                       ===========    ===========    ===========     ===========

 Earnings per share:
   Primary   . . . . . . . . . . . . . . . . . . .     $      0.98    $      0.85    $      2.62    $       1.92
                                                       ===========    ===========    ===========     ===========
   Fully diluted   . . . . . . . . . . . . . . . .     $      0.97    $      0.85    $      2.61    $       1.91
                                                       ===========    ===========    ===========     ===========


                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         JEFFERIES GROUP, INC.
                                         ---------------------------------
                                             (Registrant)


Date:         November 8, 1996           By:  /s/  Clarence Schmitz
              ----------------              ------------------------------
                                                   Clarence Schmitz
                                                   Chief Financial Officer