Form 10-K
period 1996-12-31
JEFFERIES GROUP INC
filed 1997-03-27
CIK 717867

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM           TO
                        COMMISSION FILE NUMBER: 1-11665

                             JEFFERIES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-2848406
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

   11100 SANTA MONICA BOULEVARD, 11TH FLOOR                       90025
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. $344,463,027 as of March 24, 1997.

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practical date. 10,032,327 shares as of the close of business March 24, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
                          See list on following page.

                           LOCATION OF EXHIBIT INDEX
        The index of exhibits is contained in Part IV herein on page 36.

================================================================================

                             JEFFERIES GROUP, INC.

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                                          PAGE
                                                                                          ----
Item 1.    Business.....................................................................    1
Item 2.    Properties...................................................................    5
Item 3.    Legal Proceedings............................................................    6
Item 4.    Submission of Matters to a Vote of Security Holders..........................    6

                                           PART II

Item 5.    Market for the Registrant's Common Stock and Related Security Holder
           Matters......................................................................    7
Item 6.    Selected Financial Data......................................................    8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................    9
Item 8.    Financial Statements and Supplementary Data..................................   13
Item 9.    Disagreements on Accounting and Financial Disclosure.........................   36

                                           PART III

Item 10.   Directors and Executive Officers of the Registrant...........................   36
Item 11.   Executive Compensation.......................................................   36
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   36
Item 13.   Certain Relationships and Related Transactions...............................   36

                                           PART IV
Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K............   36

                      DOCUMENTS INCORPORATED BY REFERENCE

                              TITLE OF DOCUMENT                                PART OF FORM 10-K
-----------------------------------------------------------------------------  -----------------
Proxy Statement relating to 1997 Annual Meeting of Shareholders (to be
  filed).....................................................................    Part III

                Exhibit Index located on page 36 of this report.

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

     As of December 31, 1996, the Company and its subsidiaries had 909 full-time employees, including 429 representatives registered with the National Association of Securities Dealers, Inc. ("NASD"). The Company's executive offices are located at 11100 Santa Monica Boulevard, Los Angeles, California 90025, and its telephone number is (310) 445-1199.

JEFFERIES & COMPANY, INC.

     Jefferies & Company, Inc. ("Jefferies") was founded in 1962 and is engaged in equity, convertible debt and taxable fixed income securities brokerage and trading and corporate finance. Jefferies is one of the leading national firms engaged in the distribution and trading of blocks of equity securities both on the national securities exchanges and in the "third market." The term "third market" refers to transactions in listed equity securities effected away from national securities exchanges. Jefferies' revenues are derived primarily from commission revenues and market making or trading as principal in equity, taxable fixed income and convertible securities with or on behalf of institutional investors, with the balance generated by corporate finance and other activities. Jefferies has continued to add to its equity research capabilities and currently provides equity research in the areas of energy, health care, telecommunications, consumer, real estate investment trusts, gaming and entertainment, business services, and financial services.

INVESTMENT TECHNOLOGY GROUP, INC.

     Investment Technology Group, Inc. is a holding company which is publicly traded (Nasdaq: ITGI) and is approximately 82% owned by Jefferies Group, Inc. Its wholly-owned subsidiary, ITG Inc. ("ITG"), is a leading provider of technology-based equity trading services and transaction research to institutional investors and brokers. ITG services help clients to access liquidity, execute trades more efficiently, and make better trading decisions. ITG's expanding range of services includes: POSIT(R), the world's largest intra-day electronic equity matching system; QuantEX(R), a fully-integrated trade routing, analysis, and management system; and ISIS, a set of analytical tools for systematically lowering the costs of trading.

JEFFERIES INTERNATIONAL LIMITED AND JEFFERIES PACIFIC LIMITED

     Jefferies International Limited ("JIL"), a broker-dealer subsidiary of the Company, was incorporated in 1986 in England. JIL is a member of The International Stock Exchange and The Securities and Futures Authority. JIL introduces customers trading in U.S. securities to Jefferies and also trades as a broker-dealer in international equity and convertible securities and American Depository Receipts ("ADRs"). In 1995, JIL formed a wholly owned Swiss subsidiary, Jefferies (Switzerland) Ltd. In 1996, JIL formed a wholly owned English subsidiary, Jefferies (Japan) Limited, which maintains a branch office in Tokyo.

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

PRINCIPAL TRANSACTIONS

     In the regular course of its business, the Company takes securities positions as a market-maker to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, the Company exposes its own capital to the risk of fluctuations in market value. Trading profits (or losses) depend primarily upon the skills of the employees engaged in market making and position taking, the amount of capital allocated to positions in securities and the general trend of prices in the securities markets.

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

     Equities. The Equities Division makes markets in over 400 over-the-counter equity and ADR securities, and trades securities for its own account, as well as to accommodate customer transactions. The International Division engages in hedged trading involving securities listed or traded in both domestic and foreign markets.

     Taxable Fixed Income. The Taxable Fixed Income Division trades high grade and non-investment grade public and private debt securities. The Division specializes in trading and making markets in over 300 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. At December 31, 1996, the aggregate long and short market value of these positions was $9.0 million and $12.3 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are generally available from a small number of dealers.

     Convertible Securities and Warrants. The Company also trades domestic and international convertible securities and warrants and assists corporate and institutional clients in identifying attractive investments in these securities and warrants.

     Other Proprietary Trading. In 1994, the Company started the Analytical Trading Division to engage in statistically-defined market-neutral strategies in the equities markets to earn above market rates on invested capital. In 1995, the Analytical Trading Division added a commodities trading group to engage in a hedged strategy involving exchange listed commodity index futures and the underlying commodity futures. The Company also invests in merger-related arbitrage activities through relationships with independent management firms pursuant to which the Company delegates investment decisions to the managers.

CORPORATE FINANCE

     Jefferies' Corporate Finance Division offers corporations a full range of advisory as well as debt and equity financing services which include private placements and public offerings of debt and equity securities, debt refinancings, recapitalizations, mergers and acquisitions advice, exclusive sales advice, structured financings and securitizations, consent and waiver solicitations, and company and bondholder representations in corporate restructurings.

     Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed upon purchase price. In addition, under the Securities Act of 1933 and other laws and court decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and the Company's underwriting commitments may be limited by the requirement that it must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission (the "Commission").

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

REGULATION

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally the NASD and the securities exchanges, are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the Commission. Securities firms are also subject to regulation by state securities commissions in those states in which they do business. Jefferies is registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico. ITG is registered as a broker-dealer in 49 states and the District of Columbia. W & D is registered as a broker-dealer in 23 states.

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

     Compliance with applicable net capital rules could limit operations of Jefferies or ITG, such as underwriting and trading activities, that require use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies or ITG to the Company. As of December 31, 1996, Jefferies', ITG's and W & D's net capital was $54.4 million, $29.8 million and $950,000, respectively, which exceeded minimum net capital requirements by $50.8 million, $29.6 million and $700,000, respectively. See note 13 of Notes to Consolidated Financial Statements.

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

ITEM 3.  LEGAL PROCEEDINGS.

     In re Nasdaq Market-Makers Antitrust Litigation. Beginning in July 1994, antitrust class actions were commenced against Jefferies and 33 other defendants in various federal courts (the "Lawsuits"). Following the filing of the Lawsuits, the Antitrust Division of the United States Department of Justice ("DOJ") and the Commission commenced investigations into certain issues related to the allegations of the Lawsuits. In August 1996, the DOJ entered into a proposed antitrust consent decree with 24 defendants who are market makers in Nasdaq stocks. Jefferies was neither asked nor required to settle with the DOJ. The settlement has not yet been approved by the court. Shortly after the DOJ settlement, the Commission filed a Section 21(a) report against the NASD, criticizing various practices by market makers, and the NASD for failing to adequately police or discipline the market makers for those practices. However, the Commission did not take any action at that time against the market maker firms. Jefferies has been informed that the Commission is continuing its investigation of the market maker firms.

     In October 1994, the Lawsuits were consolidated for discovery purposes in the United States District Court for the Southern District of New York. The consolidated complaint alleges that the defendants violated the antitrust laws by conspiring to fix the spread paid by plaintiffs and class members to trade in certain Nasdaq securities, by refusing to quote bids and asks in so-called odd-eighths. The cases purport to be brought on behalf of all persons who purchased or sold certain securities on the Nasdaq National Market System during the period May 1, 1989 to May 27, 1994. The plaintiffs seek damages in an unspecified amount.

     In November 1996, the court granted, in part, the plaintiffs' motion to certify a class, and a motion to further define what types of purchasers and sellers of stock are included and not included in the definition of the certified class is pending before the court. Discovery will now proceed as appropriate. Jefferies denies any wrongdoing and intends to vigorously defend the Lawsuits. At this stage of the litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential damages in the event of an adverse finding on the merits.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS.

     The Company's Common Stock began trading on the NYSE on March 15, 1996, under the symbol JEF. Previously, the Common Stock traded in the Nasdaq National Market System under the symbol JEFG. The following table sets forth for the periods indicated, the range of high and low representative bid prices per share for the Common Stock as reported by Nasdaq, which prices do not include retail mark-ups, mark-downs or commissions and represent prices between dealers and not necessarily actual transactions. All price range and dividends per share information has been restated to retroactively reflect the effect of the two-for-one stock split approved by the Board of Directors on March 2, 1996.

                                                                           HIGH       LOW
                                                                           ----       ---
    1996
    First Quarter........................................................   34 1/2    22  1/4
    Second Quarter.......................................................   37        29  3/8
    Third Quarter........................................................   36 1/2    26  1/4
    Fourth Quarter.......................................................   40 3/4    34  1/4
    1995
    First Quarter........................................................   16        14  1/4
    Second Quarter.......................................................   19        15  1/4
    Third Quarter........................................................   20 3/4    18
    Fourth Quarter.......................................................   24 1/4    19  1/4

     There were approximately 296 holders of record of the Company's Common Stock at December 31, 1996.

     In 1988, the Company instituted a policy of paying regular quarterly cash dividends. There are no restrictions on the Company's present ability to pay dividends on Common Stock, other than the applicable provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

                                                        FIRST      SECOND       THIRD      FOURTH
                                                       QUARTER     QUARTER     QUARTER     QUARTER
                                                       -------     -------     -------     -------
    1996.............................................   $.025       $.050       $.050       $.050
    1995.............................................   $.025       $.025       $.025       $.025

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected data presented below as of and for each of the years in the five-year period ended December 31, 1996, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. Such data should be read in connection with the consolidated financial statements contained on pages 14 through 35. All share and per share information has been restated to retroactively reflect the effect of the two-for-one stock split approved by the Board of Directors on March 2, 1996.

                                                                                 YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------------
                                                                  1996         1995         1994         1993        1992
                                                               ----------   ----------   ----------   ----------   --------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
EARNINGS STATEMENT DATA REVENUES:
  Commissions................................................  $  239,771   $  178,248   $  155,295   $  138,133   $106,756
  Principal transactions.....................................     143,912       97,954       67,013       83,361     86,364
  Corporate finance..........................................     104,309       73,493       40,665       72,442     23,888
  Interest...................................................      47,803       65,792       51,223       21,693     16,801
  Other......................................................       4,993        4,228        1,902        2,512      1,632
                                                               ----------   ----------   ----------   ----------   --------
    Total revenues...........................................     540,788      419,715      316,098      318,141    235,441
Interest expense.............................................      37,852       54,365       41,626       17,457     13,250
                                                               ----------   ----------   ----------   ----------   --------
Revenues, net of interest expense............................     502,936      365,350      274,472      300,684    222,191
                                                               ----------   ----------   ----------   ----------   --------
Non-interest expenses:
  Compensation and benefits..................................     264,041      195,278      145,372      167,546    118,253
  Floor brokerage and clearing fees..........................      27,323       20,273       18,660       15,925     13,830
  Telecommunications and data processing services............      35,177       24,960       20,997       19,040     17,059
  Occupancy and equipment rental.............................      17,207       15,993       14,271       12,757     12,126
  Travel and promotional.....................................      15,371       10,804        8,909        8,587      5,574
  Software royalties.........................................       8,805        5,987        5,028        4,026      2,229
  Other......................................................      51,825       38,817       30,456       25,459     19,451
                                                               ----------   ----------   ----------   ----------   --------
    Total non-interest expenses..............................     419,749      312,112      243,693      253,340    188,522
                                                               ----------   ----------   ----------   ----------   --------
Operating income.............................................      83,187       53,238       30,779       47,344     33,669
Other income:
  Gain on initial public offering of Investment
    Technology Group, Inc....................................          --          --         8,257           --         --
                                                               ----------   ----------   ----------   ----------   --------
Earnings before income taxes, minority interest and
  cumulative effect of change in accounting principle........      83,187       53,238       39,036       47,344     33,669
Income taxes.................................................      35,438       21,911       17,568       19,755     14,937
                                                               ----------   ----------   ----------   ----------   --------
Earnings before minority interest and cumulative effect of
  change in accounting principle.............................      47,749       31,327       21,468       27,589     18,732
Minority interest............................................       4,189        2,798        1,244           --         --
                                                               ----------   ----------   ----------   ----------   --------
Earnings before cumulative effect of change in accounting
  principle..................................................      43,560       28,529       20,224       27,589     18,732
Cumulative effect on prior years of change in accounting
  principle..................................................          --           --           --        1,358         --
                                                               ----------   ----------   ----------   ----------   --------
    Net earnings.............................................  $   43,560   $   28,529   $   20,224   $   28,947   $ 18,732
                                                               ==========   ==========   ==========   ==========   ========
Earnings per share of Common Stock:
  Primary earnings before cumulative effect of accounting
    change...................................................  $     3.68   $     2.39   $     1.63   $     2.69   $   1.91
  Cumulative effect of accounting change.....................          --           --           --          .13         --
                                                               ----------   ----------   ----------   ----------   --------
  Primary earnings...........................................  $     3.68   $     2.39   $     1.63   $     2.82   $   1.91
                                                               ==========   ==========   ==========   ==========   ========
  Fully diluted earnings before cumulative effect of
    accounting change........................................  $     3.66   $     2.37   $     1.63   $     2.33   $   1.54
  Cumulative effect of accounting change.....................          --           --           --          .11         --
                                                               ----------   ----------   ----------   ----------   --------
  Fully diluted earnings.....................................  $     3.66   $     2.37   $     1.63   $     2.44   $   1.54
                                                               ==========   ==========   ==========   ==========   ========
Weighted average shares of Common Stock:
  Primary....................................................      11,705       11,960       12,378       10,290      9,796
  Fully diluted..............................................      11,762       12,034       12,378       12,354     13,388
SELECTED BALANCE SHEET DATA
  Total assets...............................................  $1,568,087   $1,536,969   $1,557,348   $1,388,403   $531,040
  Term debt..................................................  $   52,987   $   56,322   $   59,570   $    9,968   $ 40,978
  Total stockholders' equity.................................  $  195,445   $  186,261   $  163,235   $  144,558   $ 96,582
  Book value per share of Common Stock.......................  $    18.86   $    16.55   $    14.56   $    12.69   $  10.42
  Shares outstanding.........................................      10,363       11,257       11,210       11,391      9,267

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's principal activities, securities brokerage and the trading of and market making in securities, are highly competitive.

     The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a summary of revenues by source for the past three years.

                                                          YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------------
                                           1996                    1995                    1994
                                    -------------------     -------------------     -------------------
                                                 % OF                    % OF                    % OF
                                                TOTAL                   TOTAL                   TOTAL
                                     AMOUNT    REVENUES      AMOUNT    REVENUES      AMOUNT    REVENUES
                                    --------   --------     --------   --------     --------   --------
                                                          (DOLLARS IN THOUSANDS)
Commissions and principal
  transactions:
  Equities Division...............  $175,589       32%      $139,865       33%      $123,236       39%
  Investment Technology Group.....   113,452       21         71,917       17         54,265       17
  International Division..........    43,288        8         39,617        9         29,441        9
  Taxable Fixed Income Division...    28,839        5         11,007        3          7,945        2
  Convertible Division............     8,132        2          7,155        2          5,154        2
  Other Proprietary Trading.......    14,383        3          6,641        2          2,267        1
                                    --------      ---       --------      ---       --------      ---
          Total...................   383,683       71        276,202       66        222,308       70
                                    --------      ---       --------      ---       --------      ---
Corporate Finance.................   104,309       19         73,493       17         40,665       13
Interest..........................    47,803        9         65,792       16         51,223       16
Other.............................     4,993        1          4,228        1          1,902        1
                                    --------      ---       --------      ---       --------      ---
          Total revenues..........  $540,788      100%      $419,715      100%      $316,098      100%
                                    ========      ===       ========      ===       ========      ===

1996 COMPARED TO 1995

     Revenues, net of interest expense, increased $137.6 million, or 38%, in 1996 as compared to 1995. The increase was due to a $61.5 million, or 35%, increase in commissions, a $46.0 million, or 47%, increase in principal transactions, a $30.8 million, or 42%, increase in corporate finance, a $765,000 increase in other revenues, offset by a $1.5 million, or 13%, decrease in net interest income (interest revenues less interest expense). Commission revenues increased, led by ITG, the Equities Division, the International Division and the Convertibles Division. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division, the Taxable Fixed Income Division, the Analytical Trading Division and the International Division. Corporate finance revenues grew due to an increase in equity underwritings and advisory fees. Other revenues increased largely due to a one time expense reimbursement related to prior years. Net interest income decreased as the $18.0 million decrease in interest revenues exceeded the $16.5 million decrease in interest expense. Interest revenues decreased due primarily to lower securities borrowed. The related decrease in interest on securities loaned and customer credit balances only partially offset the drop in interest revenues.

     Total non-interest expenses increased $107.6 million, or 34%, in 1996 as compared to 1995. Compensation and benefits increased $68.8 million, or 35% primarily due to a $30.3 million increase in performance-based compensation, a $19.1 million increase in sales commissions and a $10.2 million increase in salaries. Salaries increased due largely to expansion in ITG, the Corporate Finance Division, the Equity Research Division and the Equities Division. The compensation costs of the Technology Department increased to support expansion and to strengthen the trading and management information systems. Other expense increased $13.0 million, or 34%, largely due to higher soft dollar expenses. Telecommunications and data processing services increased $10.2 million, or 41%, primarily due to increased trade volume and personnel. Floor brokerage and clearing fees increased $7.1 million, or 35%, mostly due to increased volume of business executed on the various exchanges. Travel and promotional expense increased $4.6 million, or 42%, mostly due to increased business travel. Software royalties increased $2.8 million, or 47%, due to an increase in POSIT(R) commissions. Occupancy and equipment rental increased $1.2 million, or 8%, mostly due to the relocation and addition of office space.

     As a result of the above, earnings before income taxes and minority interest were up $29.9 million, or 56%.

     Net earnings were up 53% to $43.6 million, as compared to $28.5 million in 1995. Minority interest of $4.2 million in 1996 represents approximately 18% of Investment Technology Group, Inc.'s net earnings. The effective tax rate was approximately 42.6% in 1996 compared to approximately 41.2% in 1995.

     Primary earnings per share were $3.68 in 1996 on 11.7 million shares compared to $2.39 in 1995 on 12.0 million shares. Fully diluted earnings per share were $3.66 in 1996 on 11.8 million shares compared to $2.37 in 1995 on
12.0 million shares.

1995 COMPARED TO 1994

     Revenues, net of interest expense, increased $90.9 million, or 33%, in 1995 as compared to 1994. The increase was due to a $32.8 million, or 81%, increase in corporate finance, a $30.9 million, or 46%, increase in principal transactions, a $23.0 million, or 15%, increase in commissions, a $2.3 million increase in other revenues and a $1.8 million, or 19%, increase in net interest income (interest revenues less interest expense). Commission revenues increased, led by ITG and the Equities Division. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division, the Taxable Fixed Income Division and the International Division. Corporate finance revenues benefited from increases in underwriting and advisory fees. Other revenues increased largely due to higher ITG-related investment income. Net interest income increased as the $14.6 million increase in interest revenues exceeded the $12.7 million increase in interest expense. Interest revenues increased due primarily to higher securities borrowed and customer margin interest income. The related increase in interest on securities loaned only partially offset the growth in interest revenues.

     Total non-interest expenses increased $68.4 million, or 28%, in 1995 as compared to 1994. Compensation and benefits increased $49.9 million, or 34% primarily due to a $29.1 million increase in performance-based compensation, a $13.4 million increase in sales commissions and a $1.8 million increase in salaries. Salaries increased due largely to expansion in the Corporate Finance Division and equity research. Other expense increased $8.4 million, or 27%, largely due to higher technology development expenses. Telecommunications and data processing services increased $4.0 million, or 19%, primarily due to increased trade volume and personnel. Travel and promotional expense increased $1.9 million, or 21%, mostly due to an increase in ITG's advertising and promotional costs as well as increased travel related to the Corporate Finance Division. Occupancy and equipment rental increased $1.7 million, or 12%, mostly due to the relocation and addition of offices. Floor brokerage and clearing fees increased $1.6 million, or 9%, mostly due to increased volume of business executed on the various exchanges. Software royalties increased $959,000, or 19%, due to an increase in POSIT(R) commissions.

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

     Net earnings were up 41% to $28.5 million, as compared to $20.2 million in 1994. Minority interest of $2.8 million in 1995 represents approximately 20% of Investment Technology Group, Inc.'s net earnings. The effective tax rate was approximately 41.2% in 1995 compared to approximately 45.0% in 1994. The 1995 effective tax rate was lower due to a reduction in the effective state tax rates and research and development tax credits.

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

     The Company's assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent secured and unsecured short-term borrowings (usually overnight) which are generally payable on demand. Secured bank loans are collateralized by a combination of customer, noncustomer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has letters of credit outstanding which are used in the normal course of business to satisfy various collateral requirements in lieu of depositing cash or securities.

     Jefferies, ITG and W & D are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, ITG and W & D have consistently operated in excess of the minimum requirements. As of December 31, 1996, Jefferies', ITG's and W & D's net capital was $54.4 million, $29.8 million and $950,000, respectively, which exceeded minimum net capital requirements by $50.8 million, $29.6 million and $700,000, respectively. Jefferies, ITG and W & D use the alternative method of calculating their regulatory net capital.

     In 1996, Jefferies Group, Inc. redeemed $3.6 million face value of its 8.875% Subordinated Notes due 1997 in accordance with sinking fund requirements. Also in 1996, the Company repurchased 1,160,176 shares (including 207,312 shares purchased in connection with the Company's Capital Accumulation Plan) of its Common Stock at prices ranging from $22.63 to $37.25.

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

EFFECT OF THE COMMISSION'S ORDER HANDLING RULES

     In late 1996 the Commission adopted a series of rules which may have a significant impact on the Company's market making activities in Nasdaq securities. These rules, referred to as the Commission's Order Handling rules, require market makers to display, in certain circumstances, a customer's limit order. The implementation of these rules is being phased in during 1997. The impact on the profitability of the Company's activities as a market maker in Nasdaq securities is unclear, although these rules may have the effect of reducing the spread for certain Nasdaq securities, thereby decreasing, potentially, the profitability from such market making activity.

EFFECTS OF CHANGES IN FOREIGN CURRENCY RATES

     The Company maintains a foreign securities business in its foreign offices (London, Hong Kong, Zurich and Tokyo) as well as in some of its domestic offices. Most of these activities are hedged by related foreign currency liabilities or by forward exchange contracts. However, the Company is still subject to some foreign currency risk. A change in the foreign currency rates could create either a foreign currency transaction gain/loss (recorded in the Company's Consolidated Statements of Earnings) or a foreign currency translation adjustment to the stockholders' equity section of the Company's Consolidated Statements of Financial Condition.

NEW ACCOUNTING STANDARD ON STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for an employee stock option or similar instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it allows an entity to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company elected to remain with the accounting in APB Opinion No.
25. Accordingly, no compensation cost has been recognized for fixed stock option plans.

     For an assessment of risk, see Part I, Item 1, Business sections "Principal Transactions," "Corporate Finance," "Interest," and "Competition."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Consolidated Financial Statements of Jefferies Group, Inc. and Subsidiaries
Independent Auditors' Report..........................................................   14
Consolidated Statements of Financial Condition as of December 31, 1996 and 1995.......   15
Consolidated Statements of Earnings for the Three Years Ended December 31, 1996.......   16
Consolidated Statements of Changes in Stockholders' Equity for the Three Years Ended
  December 31, 1996...................................................................   17
Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1996.....   18
Notes to Consolidated Financial Statements............................................   19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  JEFFERIES GROUP, INC.:

     We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Los Angeles, California
January 24, 1997

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1996 AND 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         1996           1995
                                                                      ----------     ----------
                                            ASSETS
Cash and cash equivalents...........................................  $  114,142     $   68,318
Cash and securities segregated and on deposit for regulatory
  purposes..........................................................      23,849             --
Receivable from brokers and dealers.................................     965,625      1,118,154
Receivable from customers, officers and directors...................     113,872        107,158
Securities owned....................................................     197,770        167,210
Premises and equipment..............................................      30,871         26,206
Other assets........................................................     121,958         49,923
                                                                      ----------     ----------
                                                                      $1,568,087     $1,536,969
                                                                      ==========     ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to brokers and dealers......................................  $  805,713     $  864,456
Payable to customers................................................     170,384        214,555
Securities sold, not yet purchased..................................     124,315         82,932
Accrued expenses and other liabilities..............................     207,281        124,062
                                                                      ----------     ----------
                                                                       1,307,693      1,286,005
Term debt...........................................................      52,987         56,322
Minority interest...................................................      11,962          8,381
                                                                      ----------     ----------
                                                                       1,372,642      1,350,708
                                                                      ----------     ----------
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 1,000,000 shares; none
     issued.........................................................          --             --
  Common stock, $.01 par value. Authorized 25,000,000 shares; issued
     18,757,062 shares in 1996 and 18,520,706 shares in 1995........         188             93
  Additional paid-in capital........................................      62,569         58,117
  Retained earnings.................................................     232,741        192,234
  Less:
     Treasury stock, at cost; 8,394,113 shares in 1996 and 7,263,530
      shares in 1995................................................     (99,404)       (63,075)
     Currency translation adjustments...............................         (96)          (522)
     Additional minimum pension liability...........................        (553)          (586)
                                                                      ----------     ----------
       Net stockholders' equity.....................................     195,445        186,261
                                                                      ----------     ----------
                                                                      $1,568,087     $1,536,969
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1996         1995         1994
                                                             ----------   ----------   ----------
REVENUES:
  Commissions..............................................  $  239,771   $  178,248   $  155,295
  Principal transactions...................................     143,912       97,954       67,013
  Corporate finance........................................     104,309       73,493       40,665
  Interest.................................................      47,803       65,792       51,223
  Other....................................................       4,993        4,228        1,902
                                                             ----------   ----------   ----------
     Total revenues........................................     540,788      419,715      316,098
  Interest expense.........................................      37,852       54,365       41,626
                                                             ----------   ----------   ----------
     Revenues, net of interest expense.....................     502,936      365,350      274,472
                                                             ----------   ----------   ----------
NON-INTEREST EXPENSES:
  Compensation and benefits................................     264,041      195,278      145,372
  Floor brokerage and clearing fees........................      27,323       20,273       18,660
  Telecommunications and data processing services..........      35,177       24,960       20,997
  Occupancy and equipment rental...........................      17,207       15,993       14,271
  Travel and promotional...................................      15,371       10,804        8,909
  Software royalties.......................................       8,805        5,987        5,028
  Other....................................................      51,825       38,817       30,456
                                                             ----------   ----------   ----------
     Total non-interest expenses...........................     419,749      312,112      243,693
                                                             ----------   ----------   ----------
Operating income...........................................      83,187       53,238       30,779
Other income -- gain on initial public offering of
  Investment Technology Group, Inc. (note 15)..............          --           --        8,257
                                                             ----------   ----------   ----------
Earnings before income taxes and minority interest.........      83,187       53,238       39,036
Income taxes...............................................      35,438       21,911       17,568
                                                             ----------   ----------   ----------
     Earnings before minority interest.....................      47,749       31,327       21,468
Minority interest in earnings of consolidated subsidiaries,
  net......................................................       4,189        2,798        1,244
                                                             ----------   ----------   ----------
     Net earnings..........................................  $   43,560   $   28,529   $   20,224
                                                             ==========   ==========   ==========
EARNINGS PER SHARE:
     Primary...............................................  $     3.68   $     2.39   $     1.63
                                                             ==========   ==========   ==========
     Fully diluted.........................................  $     3.66   $     2.37   $     1.63
                                                             ==========   ==========   ==========
WEIGHTED AVERAGE SHARES OF COMMON STOCK:
  Primary..................................................  11,705,000   11,960,000   12,378,000
  Fully diluted............................................  11,762,000   12,034,000   12,378,000

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                        ADDITIONAL
                                                       ADDITIONAL                          CURRENCY      MINIMUM         NET
                                              COMMON    PAID-IN     RETAINED   TREASURY   TRANSLATION    PENSION     STOCKHOLDERS'
                                              STOCK     CAPITAL     EARNINGS    STOCK     ADJUSTMENT    LIABILITY       EQUITY
                                              ------   ----------   --------   --------   -----------   ----------   ------------
Balance, December 31, 1993..................   $ 89     $ 34,930    $146,949   $(35,695)     $(652)      $ (1,063)     $144,558
Exercise of stock options (249,786
  shares)...................................      1        2,936          --        216         --             --         3,153
Purchase of 1,381,546 shares of treasury
  stock.....................................     --           --          --    (24,190)        --             --       (24,190)
Issuance of common stock (876,984 shares)...     --       13,119          --      5,945         --             --        19,064
Issuance of restricted stock (38,636
  shares)...................................     --          135          --        213         --             --           348
Capital Accumulation Plan distribution
  (35,362 shares)...........................     --           --          --        553         --             --           553
Reduction in additional minimum pension
  liability.................................     --           --          --         --         --            914           914
Increase in proportionate share of
  subsidiary's equity related to
  subsidiary's purchase of treasury stock...     --           --        (407)        --         --             --          (407)
Net earnings................................     --           --      20,224         --         --             --        20,224
Dividends paid ($.10 per share).............     --           --      (1,169)        --         --             --        (1,169)
Currency translation adjustment.............     --           --          --         --        187             --           187
                                               ----      -------    --------   --------     ------         ------      --------
Balance, December 31, 1994..................     90       51,120     165,597    (52,958)      (465)          (149)      163,235
Exercise of stock options (485,286
  shares)...................................      2        5,613          --         --         --             --         5,615
Purchase of 727,738 shares of treasury
  stock.....................................     --           --          --    (12,768)        --             --       (12,768)
Issuance of common stock (159,664 shares)...      1        1,205          --      1,237         --             --         2,443
Issuance of restricted stock (82,606
  shares)...................................     --          179          --        626         --             --           805
Capital Accumulation Plan distribution
  (47,282 shares)...........................     --           --          --        788         --             --           788
Additional minimum pension liability........     --           --          --         --         --           (437)         (437)
Increase in proportionate share of
  subsidiary's equity related to
  subsidiary's purchase of treasury stock...     --           --        (766)        --         --             --          (766)
Net earnings................................     --           --      28,529         --         --             --        28,529
Dividends paid ($.10 per share).............     --           --      (1,126)        --         --             --        (1,126)
Currency translation adjustment.............     --           --          --         --        (57)            --           (57)
                                               ----      -------    --------   --------     ------         ------      --------
Balance, December 31, 1995..................     93       58,117     192,234    (63,075)      (522)          (586)      186,261
Exercise of stock options (176,230
  shares)...................................      1        2,555          --         97         --             --         2,653
Purchase of 1,160,176 shares of treasury
  stock.....................................     --           --          --    (36,766)        --             --       (36,766)
Issuance of common stock (35,694 shares)....     --          770          --         --         --             --           770
Issuance of restricted stock (34,432
  shares)...................................     --          695          --         --         --             --           695
Capital Accumulation Plan distribution
  (19,593 shares)...........................     --          138          --        340         --             --           478
Additional minimum pension liability........     --           --          --         --         --             33            33
Increase in proportionate share of
  subsidiary's equity related to
  subsidiary's purchase of treasury stock...     --           --      (1,115)        --         --             --        (1,115)
Additional vesting of restricted stock
  shares....................................     --          388          --         --         --             --           388
Net earnings................................     --           --      43,560         --         --             --        43,560
Dividends paid ($.175 per share)............     --           --      (1,883)        --         --             --        (1,883)
Redemption of rights ($.005 per right)......     --           --         (55)        --         --             --           (55)
Two-for-one stock split.....................     94          (94)         --         --         --             --            --
Currency translation adjustment.............     --           --          --         --        426             --           426
                                               ----      -------    --------   --------     ------         ------      --------
Balance, December 31, 1996..................   $188     $ 62,569    $232,741   $(99,404)     $ (96)      $   (553)     $195,445
                                               ====      =======    ========   ========     ======         ======      ========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                                            1996       1995        1994
                                                                          --------   ---------   --------
Cash flows from operating activities:
  Net earnings..........................................................  $ 43,560   $  28,529   $ 20,224
                                                                          --------   ---------   --------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization.......................................    13,644       9,720      7,921
    Deferred income taxes...............................................   (10,462)     (4,110)    15,945
    Additional vesting of restricted stock..............................       388          --         --
    (Increase) decrease in cash and securities segregated...............   (23,849)      8,000     (8,000)
    (Increase) decrease in receivables:
    Brokers and dealers.................................................   152,529      31,516    (80,286)
    Customers, officers and directors...................................    (6,714)     (1,278)    11,055
    Increase in securities owned........................................   (30,560)    (22,270)   (30,132)
    (Increase) decrease in other assets.................................   (63,496)     13,024    (39,366)
    Increase (decrease) in payables:
    Brokers and dealers.................................................   (58,743)     23,623    225,617
    Customers...........................................................   (44,171)   (110,841)   (80,330)
    Increase (decrease) in securities sold, not yet purchased...........    41,383      22,345    (13,648)
    Increase (decrease) in accrued expenses and other liabilities.......    83,252      45,708     (9,829)
                                                                          --------   ---------   --------
    Net cash provided by operating activities...........................    96,761      43,966     19,171
                                                                          --------   ---------   --------
Cash flows from financing activities:
  Net payments on bank loans............................................        --        (866)   (45,062)
  Issuance of term debt.................................................        --          --     49,302
  Net payments on:
    Repurchase of treasury stock........................................   (36,766)    (12,768)   (24,190)
    Redemption of 8 7/8% Subordinated Notes, due 1997...................    (3,576)     (3,576)        --
    Dividends paid......................................................    (1,883)     (1,126)    (1,169)
    Redemption of rights................................................       (55)         --         --
  Proceeds from exercise of stock options...............................     2,653       5,615      3,153
  Increase in minority interest.........................................     3,581       2,245      6,136
  Increase in proportionate share of subsidiary's equity................    (1,115)       (766)      (407)
  Distribution of Capital Accumulation Plan shares......................       478         788        553
  Proceeds (payments) -- repurchase agreements..........................        --     (18,696)    18,696
  Issuance of restricted shares.........................................       695         805        348
  Issuance of common shares.............................................       770       2,443     19,064
                                                                          --------   ---------   --------
    Net cash provided by (used in) financing activities.................   (35,218)    (25,902)    26,424
                                                                          --------   ---------   --------
Cash flows from investing activities -- purchase of premises and
  equipment.............................................................   (16,145)    (13,070)    (9,311)
                                                                          --------   ---------   --------
Effect of currency translation on cash..................................       426         (57)       187
                                                                          --------   ---------   --------
    Net increase in cash and cash equivalents...........................    45,824       4,937     36,471
Cash and cash equivalents at beginning of year..........................    68,318      63,381     26,910
                                                                          --------   ---------   --------
Cash and cash equivalents at end of year................................  $114,142   $  68,318   $ 63,381
                                                                          ========   =========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest............................................................  $ 38,522   $  54,934   $ 37,435
    Income taxes........................................................    42,724      15,168      9,793

Supplemental disclosure of non-cash financing activities:

  In 1994, the additional minimum pension liability included in stockholders' equity of $149,000 resulted from a decrease of $914,000 to accrued expenses and other liabilities and an offsetting increase in stockholders' equity. In 1995, the additional minimum pension liability included in stockholders' equity of $586,000 resulted from an increase of $437,000 to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity. In 1996, the additional minimum pension liability included in stockholders' equity of $553,000 resulted from a decrease of $33,000 to accrued expenses and other liabilities and an offsetting increase in stockholders' equity.

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. (Company) and all subsidiaries, including Jefferies & Company, Inc. (Jefferies) and Investment Technology Group, Inc. (ITGI) and its wholly owned subsidiary, ITG Inc. (ITG). The accounts of W & D Securities, Inc. (W & D) are also consolidated because of the nature and extent of the Company's ownership interest in W & D. The Company and its subsidiaries are primarily engaged in equity, convertible debt and taxable fixed income securities brokerage and trading and corporate finance. Operations of the Company include agency and principal transactions and other securities-related financial services.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables, are carried at fair value or contracted amounts, which approximate fair value due to the short period to maturity. Similarly, liabilities, including bank loans, securities loaned or sold under agreements to repurchase, long-term debt and certain payables, are carried at amounts approximating fair value. Securities owned and securities sold, not yet purchased, are valued at quoted market prices, if available. For securities without quoted prices, the reported fair value is estimated using various sources of information, including quoted prices for comparable securities.

     The Company has derivative financial instrument positions in option contracts, foreign exchange forward contracts and index futures contracts which are measured at fair value with gains and losses recognized in earnings. The gross contracted or notional amount of these contracts is not reflected in the consolidated statements of financial condition (see note 12 of the notes to consolidated financial statements.)

PREMISES AND EQUIPMENT

     Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

GOODWILL

     Goodwill, which represents the excess of cost over net assets acquired, is amortized on a straight-line basis over ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through future operating cash flows of the acquired business.

CAPITALIZED SOFTWARE

     The Company capitalizes software development costs where technological feasibility of the product has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The Company is amortizing capitalized software costs using the straight-line method over one to two years, with an average remaining life of under two years. Amortization begins when the product is available for release to the customers. As of December 31, 1996 and 1995, respectively, the Company had $3.0 million and $2.8 million of capitalized software costs, net of accumulated amortization included in other assets. In 1996, 1995 and 1994, the Company amortized software costs of $1.4 million, $894,000 and $173,000, respectively.

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

RESEARCH AND DEVELOPMENT

     Research and development costs were $6.0 million, $4.9 million and $3.2 million in 1996, 1995 and 1994, respectively. In 1996, 1995 and 1994, $1.6 million, $2.1 million and $1.3 million, respectively, were capitalized.

CASH EQUIVALENTS

     The Company generally invests its excess cash in money market funds and other short-term investments. At December 31, 1996 and 1995, such cash equivalents amounted to $95,650,000 and $40,299,000, respectively. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

REPURCHASE AND REVERSE REPURCHASE AGREEMENTS

     Repurchase agreements consist of sales of U.S. Treasury notes under agreements to repurchase. They are treated as collateralized financing transactions and are recorded at their contracted repurchase amount.

     Reverse repurchase agreements consist of purchases of U.S. Treasury notes under agreements to re-sell. They are treated as collateralized financing transactions and are recorded at their contracted re-sale amount. At December 31, 1996, the Company had a reverse repurchase agreement outstanding with Wells Fargo Bank N.A., which had a weighted average maturity of two days. The market value of the securities to be re-sold was $35,001,000.

EARNINGS PER COMMON SHARE

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

TRANSFERS OF FINANCIAL ASSETS

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 establishes, among other things, new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral. As issued, SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application of SFAS 125 is not permitted. In November 1996, the FASB deferred for one year the effective date of significant provisions of SFAS
125. SFAS 125 is not expected to have a material impact on the Company.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     In 1995, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

FOREIGN CURRENCY TRANSLATION

     The Company's foreign revenues and expenses are translated at average current rates during each reporting period. Foreign currency transaction gains and losses are included in the consolidated statement of earnings. Gains and losses resulting from translation of financial statements are excluded from the consolidated statement of earnings and are recorded directly to a separate component of stockholders' equity.

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

(2) GOODWILL

     At December 31, 1996 and 1995, excess of purchase price over net assets acquired remaining was $2,471,000 and $3,021,000, net of accumulated amortization of $2,811,000 and $2,261,000, respectively, and is included in other assets.

(3) RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     The following is a summary of the major categories of receivable from, and payable to, brokers and dealers as of December 31, 1996 and 1995 (in thousands of dollars):

                                                                         1996          1995
                                                                       --------     ----------
Receivable from brokers and dealers:
  Securities borrowed................................................  $919,616     $1,092,904
  Other..............................................................    46,009         25,250
                                                                       --------     ----------
                                                                       $965,625     $1,118,154
                                                                       ========     ==========
Payable to brokers and dealers:
  Securities loaned..................................................  $787,322     $  851,254
  Other..............................................................    18,391         13,202
                                                                       --------     ----------
                                                                       $805,713     $  864,456
                                                                       ========     ==========

     The Company has a securities borrowed versus securities loaned business with other brokers. The Company also borrows securities to cover short sales and to complete transactions in which customers have

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. From these activities, the Company derives interest revenue and interest expense.

(4) RECEIVABLE FROM, AND PAYABLE TO, CUSTOMERS, OFFICERS AND DIRECTORS

     The following is a summary of the major categories of receivables from customers, officers and directors as of December 31, 1996 and 1995 (in thousands of dollars):

                                                                           1996         1995
                                                                         --------     --------
Customers (net of allowance for uncollectible accounts of $3,051 in
  1996 and $2,251 in 1995).............................................  $109,924     $103,953
Officers and directors.................................................     3,948        3,205
                                                                         --------     --------
                                                                         $113,872     $107,158
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

     Uncollectible accounts expense amounted to $18,000, $81,000 and $712,000 for the years ended December 31, 1996, 1995 and 1994, respectively, and is included in other expense.

(5) SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 1996 and 1995 (in thousands of dollars):

                                                                  1996                      1995
                                                         -----------------------   -----------------------
                                                                      SECURITIES                SECURITIES
                                                                        SOLD,                     SOLD,
                                                         SECURITIES    NOT YET     SECURITIES    NOT YET
                                                           OWNED      PURCHASED      OWNED      PURCHASED
                                                         ----------   ----------   ----------   ----------
Corporate equity securities............................   $ 122,608    $ 110,104    $  79,872    $ 67,617
High-yield securities..................................       8,961       12,348       30,180      13,501
Corporate debt securities..............................      29,949          340       13,728       1,595
U.S. Government and agency obligations.................      31,435           --       34,884          --
Municipal securities...................................       4,808           --        8,509          --
Options................................................           9        1,523           37         219
                                                           --------     --------     --------     -------
                                                          $ 197,770    $ 124,315    $ 167,210    $ 82,932
                                                           ========     ========     ========     =======

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

(6) PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment as of December 31, 1996 and 1995 (in thousands of dollars):

                                                                            1996        1995
                                                                           -------     -------
Furniture, fixtures and equipment........................................  $60,166     $47,549
Leasehold improvements...................................................   14,669      11,142
                                                                           -------     -------
          Total..........................................................   74,835      58,691
Less accumulated depreciation and amortization...........................   43,964      32,485
                                                                           -------     -------
                                                                           $30,871     $26,206
                                                                           =======     =======

     Depreciation and amortization expense amounted to $11,480,000, $7,934,000 and $6,878,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Included in furniture, fixtures and equipment is leased computer and office equipment totaling $5,290,000 with related accumulated amortization of $5,272,000 and $4,734,000 at December 31, 1996 and 1995, respectively.

(7) BANK LOANS

     Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers' call loan rate. At December 31, 1996 and 1995, there were no bank loans.

(8) TERM DEBT

     The following summarizes term debt outstanding at December 31, 1996 and 1995 (in thousands of dollars):

                                                                            1996        1995
                                                                           -------     -------
8 7/8% Subordinated Notes, due 1997, less unamortized discount of $79 and
  $251 in 1996 and 1995, respectively, effective rate of 12%.............  $ 3,499     $ 6,903
8 7/8% Series B Senior Notes, due 2004, less unamortized discount of $512
  and $581 in 1996 and 1995, respectively, effective rate of 9%..........   49,488      49,419
                                                                           -------     -------
                                                                           $52,987     $56,322
                                                                           =======     =======

     Beginning October 1, 1995, the Subordinated Notes have sinking fund requirements to redeem $3,577,000 annually through October 1, 1997.

(9) INCOME TAXES

     Total income taxes for the years ended December 31, 1996, 1995 and 1994 were allocated as follows (in thousands of dollars):

                                                                 1996        1995        1994
                                                                -------     -------     -------
Income from operations........................................  $35,438     $21,911     $17,568
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes..........................................   (1,568)     (2,451)     (1,230)
Goodwill, for initial recognition of acquired tax benefits....       --        (122)         --
                                                                -------     -------     -------
                                                                $33,870     $19,338     $16,338
                                                                =======     =======     =======

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

     Income taxes (benefits) for the years ended December 31, 1996, 1995 and 1994 consists of the following (in thousands of dollars):

                                                                 1996        1995        1994
                                                               --------     -------     -------
CURRENT:
  Federal....................................................  $ 35,059     $17,361     $   667
  State and city.............................................    10,841       8,660         956
                                                               --------     -------     -------
                                                                 45,900      26,021       1,623
                                                               --------     -------     -------
DEFERRED:
  Federal....................................................    (8,756)     (1,692)     12,103
  State and city.............................................    (1,706)     (2,418)      3,842
                                                               --------     -------     -------
                                                                (10,462)     (4,110)     15,945
                                                               --------     -------     -------
                                                               $ 35,438     $21,911     $17,568
                                                               ========     =======     =======

     Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 1996, 1995 and 1994 as a result of the following (in thousands of dollars):

                                                     1996               1995               1994
                                                --------------     --------------     --------------
                                                AMOUNT     %       AMOUNT     %       AMOUNT     %
                                                -------   ----     -------   ----     -------   ----
Computed expected income taxes................  $29,115   35.0%    $18,633   35.0%    $13,663   35.0%
Increase (decrease) in income taxes resulting
  from:
  State and city income taxes, net of Federal
     income tax benefit.......................    5,938    7.1       4,057    7.6       3,119    8.0
     Limited deductibility of meals and
       entertainment..........................      867    1.1         663    1.3         645    1.7
  Non-taxable interest income.................     (473)  (0.6)       (308)  (0.6)         --     --
  Research and development tax credits........     (291)  (0.3)     (1,114)  (2.1)         --     --
  Other, net..................................      282    0.3         (20)    --         141    0.3
                                                -------   ----     -------   ----     -------   ----
          Total income taxes..................  $35,438   42.6%    $21,911   41.2%    $17,568   45.0%
                                                =======   ====     =======   ====     =======   ====

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

     The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are presented below (in thousands of dollars):

                                                                           1996         1995
                                                                         --------     --------
Deferred tax assets:
Long-term compensation.................................................  $ 16,916     $ 10,214
Lease allowances.......................................................       499          667
Accounts receivable....................................................     4,159        2,390
State income taxes.....................................................     2,069        1,051
Securities inventories.................................................       417           --
Premises and equipment.................................................       952           --
Other..................................................................       272          412
                                                                         --------     --------
          Total gross deferred tax assets..............................    25,284       14,734
Valuation allowance....................................................        --           --
                                                                         --------     --------
          Net deferred tax assets......................................    25,284       14,734
                                                                         --------     --------
Deferred tax liabilities:
Investment in subsidiaries.............................................   (14,342)     (14,342)
Notes payable..........................................................       (30)         (94)
Premises and equipment.................................................        --          (78)
Other..................................................................      (230)          --
                                                                         --------     --------
          Total gross deferred tax liabilities.........................   (14,602)     (14,514)
                                                                         --------     --------
          Net deferred tax asset (liability)...........................  $ 10,682     $    220
                                                                         ========     ========

     There was no valuation allowance for deferred tax assets as of December 31, 1996, 1995 and 1994.

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

     The following tables set forth the plan's funded status and amounts recognized in the Company's accompanying consolidated statements of financial condition and consolidated statements of earnings (in thousands of dollars):

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Actuarial present value of benefit obligations -- accumulated benefit obligation, including vested benefits of $13,647 and $11,270 as of
  December 31, 1996 and 1995, respectively...............................  $14,607     $11,983
                                                                           =======     =======
Projected benefit obligation for service rendered to date................  $16,279     $12,809
Plan assets, at fair market value........................................   13,102      10,528
                                                                           -------     -------
  Excess of the projected benefit obligation over plan assets............    3,177       2,281
Unrecognized prior service cost..........................................      689         755
Unrecognized net transition obligation being recognized over 15 years....     (215)       (258)
Unrecognized net loss....................................................   (3,099)     (2,334)
Adjustment to recognize minimum liability................................      953       1,011
                                                                           -------     -------
  Pension liability included in other liabilities........................  $ 1,505     $ 1,455
                                                                           =======     =======

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Net pension cost included the following components:
  Service cost -- benefits earned during the period...........  $ 1,125     $   595     $   683
  Interest cost on projected benefit obligation...............    1,064         851         843
  Actual loss (return) on plan assets.........................   (1,648)     (2,195)        539
  Net amortization............................................      957       1,442      (1,111)
                                                                -------     -------     -------
     Net periodic pension cost................................  $ 1,498     $   693     $   954
                                                                =======     =======     =======

     The plan assets consist of approximately 60% equities and 40% fixed income securities.

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.50% and 5.00%, respectively, in both 1996 and 1995. The expected long-term rate of return on assets was 8.40% in both 1996 and 1995.

STOCK COMPENSATION PLANS

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it allows an entity to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company implemented the statement during the year ended December 31, 1996.

     At December 31, 1996, the Company had six stock-based compensation plans and ITGI had two stock-based compensation plans, which are described below. The Company and ITGI applied APB Opinion No. 25

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

in accounting for their plans. Accordingly, no compensation cost has been recognized for fixed stock option plans. Had compensation cost for the Company's and ITGI's stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

                                                                                  1996        1995
                                                                                 -------     -------
Net earnings:
     As reported...............................................................  $43,560     $28,529
     Pro forma.................................................................  $40,102     $25,474
Primary earnings per share:
     As reported...............................................................  $  3.68     $  2.39
     Pro forma.................................................................  $  3.38     $  2.13
Fully diluted earnings per share:
     As reported...............................................................  $  3.66     $  2.37
     Pro forma.................................................................  $  3.37     $  2.12

1993 PLAN

     The Company has a Stock Ownership and Long-Term Incentive Plan (1993 Plan) which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, dividend equivalents or other stock based awards. The maximum number of shares of common stock of the Company with respect to which any awards may be made in any calendar year during the term of the 1993 Plan may not exceed 20% of the number of shares of common stock issued and outstanding as of the first day of the calendar year in which awards are made, less the number of shares of common stock reserved for issuance with respect to, or underlying, any award, made pursuant to the 1993 Plan or any predecessor plan, as of such date. The 1993 Plan provides flexibility as to exercise price and term of each option.

DIRECTOR PLAN

     The Company, also, has a Non-Employee Directors' Stock Option Plan (Director Plan) which provides for an annual grant to each non-employee director of an option to purchase 2,000 shares of the Company's common stock. Such grants will be made automatically on the date directors are elected or reelected at the Company's annual meeting. In addition, the Director Plan provides for the automatic grant to a non-employee director, at the time he or she is first elected or appointed, of an option to purchase 10,000 shares of the Company's common stock. A total of 150,000 shares of the Company's common stock are reserved under the Director Plan. Under the Director Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and the option's maximum term is five years.

1996 PLAN

     Additionally, in 1996, the Company established a Non-Employee Directors' Deferred Compensation Plan (1996 Plan). The 1996 Plan permits each non-employee director to elect to be paid annual retainer fees and annual fees for service as chairman or a member of a Board committee in the form of stock options and to defer receipt of any director fees in an interest-bearing cash account or as deferred shares in a deferred share account. A total of 100,000 shares of the Company's common stock are reserved under the 1996 Plan. Under the 1996 Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and the options expire ten years after the date of grant.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

UNITED KINGDOM CAPITAL ACCUMULATION PLAN

     The Company has a United Kingdom Capital Accumulation Plan (UK CAP) for certain officers and key employees of the Company who work in the United Kingdom. Participation in the plan is optional, with those who elect to participate agreeing to defer graduated percentages of their compensation. The UK CAP allows selected employees to acquire the Company's common stock (through the granting of stock options) at a 15% discount with 40% of the amount deferred. The remaining 60% of the amount deferred is placed in a Profit-Based Deferred Compensation Account that earns interest at a rate based on the performance of the Company.

OPTIONS ISSUED UNDER ALL PLANS

     The fair value of all option grants for all the Company's plans are estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for all fixed option grants in 1996 and 1995, respectively: dividend yield of 0.6%, and 0.7%; expected volatility of 33.3%, and 32.8%; risk-free interest rates of 5.4%, and 7.0%; and expected lives of 3.3 years, and 4.0 years.

     A summary of the status of Company stock options in all its stock-based plans as of December 31, 1996, 1995 and 1994 and changes during the year then ended is presented below:

                                             1996                   1995                   1994
                                     --------------------   --------------------   ---------------------
                                                WEIGHTED-              WEIGHTED-               WEIGHTED-
                                                 AVERAGE                AVERAGE                 AVERAGE
                                      SHARES    EXERCISE     SHARES    EXERCISE     SHARES     EXERCISE
                                      (000)       PRICE      (000)       PRICE       (000)       PRICE
                                     --------   ---------   --------   ---------   ---------   ---------
Outstanding at beginning of year...   733,916      $12       982,066      $ 9      1,034,252      $ 7
Granted............................   297,314      $27       241,686      $15        197,600      $17
Exercised..........................  (176,230)     $ 7      (485,286)     $ 6       (249,786)     $ 7
Forfeited..........................    (4,000)     $16        (4,550)     $11             --       --
                                     --------               --------               ---------
Outstanding at end of year.........   851,000      $19       733,916      $12        982,066      $ 9
                                     ========               ========               =========
Options exercisable at year-end....   429,498                528,230                 836,066
Weighted-average fair value of
  options granted during the
  year.............................                $ 8                    $ 6                     ***

---------------

*** SFAS 123 required fair value calculations for 1996 and 1995 only.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                         --------------------------------------     -----------------------
                                            NUMBER        WEIGHTED                     NUMBER
                                         OUTSTANDING      AVERAGE      WEIGHTED     EXERCISABLE    WEIGHTED
                                              AT         REMAINING     AVERAGE           AT        AVERAGE
                                         DECEMBER 31,   CONTRACTUAL    EXERCISE     DECEMBER 31,   EXERCISE
       RANGE OF EXERCISE PRICES              1996       LIFE (YEARS)    PRICE           1996        PRICE
---------------------------------------  ------------   ------------   --------     ------------   --------
$2 to 9................................     139,500          1.2        $ 7.83         120,000      $ 8.50
$14 to 20..............................     392,000          2.3        $16.13         212,000      $16.39
$21 to 30..............................     295,000          2.3        $26.16          82,998      $26.52
$31 to 33..............................      24,500          4.2        $31.81          14,500      $32.38
                                            -------                                    -------
$2 to 33...............................     851,000          2.2        $18.70         429,498      $16.68
                                            =======                                    =======

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

INVESTMENT TECHNOLOGY GROUP, INC.'S PLANS

     In 1994 ITGI, established the 1994 Employee Stock Option and Long-Term Incentive Plan (ITGI Plan) which allows for the granting of options to purchase a total of 3,650,000 shares of ITGI common stock. In 1995, the ITGI Board of Directors adopted, subject to ITGI stockholder approval, the Non-Employee Directors' Plan (ITGI Director Plan). The ITGI Director Plan generally provides for an annual grant to each non-employee director an option to purchase 2,500 shares of ITGI common stock. In addition, the ITGI Director Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, a stock option to purchase 10,000 shares of ITGI common stock. Stock options granted under the ITGI Director Plan are non-qualified stock options having an exercise price equal to 100% of the fair market value of ITGI common stock at the date of grant. A total of 125,000 shares of ITGI common stock are reserved for issuance under the ITGI Director Plan. There were a total of 2,271,351 fixed stock options outstanding and 18,389,800 ITGI common stock shares outstanding as of December 31, 1995. There were a total of 2,318,461 fixed stock options outstanding and 18,254,800 ITGI common stock shares outstanding as of December 31, 1996.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for all fixed option grants in 1996, and 1995, respectively: dividend yield of 0.0%, and 0.0%; expected volatility of 49%, and 51%; risk-free interest rates of 6.1%, and 6.3%; and expected lives of 5 years, and 4 years.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                                  OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                         --------------------------------------     -----------------------
                                            NUMBER        WEIGHTED                     NUMBER
                                         OUTSTANDING      AVERAGE      WEIGHTED     EXERCISABLE    WEIGHTED
                                              AT         REMAINING     AVERAGE           AT        AVERAGE
                                         DECEMBER 31,   CONTRACTUAL    EXERCISE     DECEMBER 31,   EXERCISE
       RANGE OF EXERCISE PRICES              1996       LIFE (YEARS)    PRICE           1996        PRICE
---------------------------------------  ------------   ------------   --------     ------------   --------
$7.33..................................        3,334         1.8        $ 7.33          --           --
$7.50..................................        7,500         3.5        $ 7.50          --           --
$8.25..................................       10,000         3.3        $ 8.25          --           --
$9.13..................................      434,769         3.9        $ 9.13          --           --
$11.06.................................      434,760         3.9        $11.06          --           --
$13.00.................................    1,370,819         2.3        $13.00          --           --
$13.75.................................        7,500         4.5        $13.75          --           --
$14.00.................................       10,000         4.2        $14.00          --           --
$18.20.................................       20,000         4.8        $18,20          --           --
$18.43.................................       19,779         4.9        $18.43          --           --
                                           ---------
$7.33-$18.43...........................    2,318,461         3.0        $11.96
                                           =========

PERFORMANCE-BASED STOCK OPTIONS

     While the 1993 Plan allows for the granting of performance-based stock options, no such options were granted during 1996, 1995 and 1994, and no such options were outstanding at December 31, 1996, 1995 and 1994.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

RESTRICTED STOCK

     The 1993 Plan allows for the issuance of restricted stock awards. During 1996, 1995 and 1994, there were restricted stock awards of 24,632 shares, 128,046 shares and 56,400 shares, respectively, with a corresponding market value of $623,724, $2,187,000 and $1,019,000, respectively. As of December 31, 1996, 1995 and 1994, restricted stock shares outstanding were 47,580 shares, 117,338 shares and 113,734 shares, respectively. The compensation cost charged against earnings was $394,000, $1,788,000 and $850,000 in 1996, 1995 and 1994,
respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan (ESPP). All regular full-time employees are eligible for the ESPP. Employee contributions are voluntary and are made via payroll deduction. The employee contributions are used to purchase the Company's common stock which is then held in an outside trust account. The Company matches employee contributions at a rate of 15% (more, if profits exceed targets set by the Company's Board of Directors). The Company's match vests after two years. The Company recognizes compensation cost related to its ESPP matching. The compensation cost charged against earnings was $250,000, $161,000 and $174,000 in 1996, 1995 and 1994, respectively.

CAPITAL ACCUMULATION PLAN

     The Company has a Capital Accumulation Plan (CAP) for certain officers and key employees of the Company. Participation in the plan is optional, with those who elect to participate agreeing to defer graduated percentages of their compensation. The plan allows selected employees to acquire the Company's common stock at a 15% discount with 50% of the amount deferred. The remaining 50% of the amount deferred is placed in a Profit-Based Deferred Compensation Account that earns interest at a rate based on the performance of the Company.

     The Company will from time to time repurchase shares of its common stock in the open market for use in both the CAP and UK CAP plans. The Company has acquired 977,708 shares since the inception of the plans (CAP in 1993 and UK CAP in 1995) and has made distributions of 102,237 shares. The Company recognizes compensation cost related to the 15% discount and interest on Profit-Based Deferred Compensation Accounts. The compensation cost charged against earnings was $2,742,000, $2,200,000 and $1,207,000 in 1996, 1995 and 1994, respectively.

PROFIT SHARING PLAN

     The Company has a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under
Section 401-K of the Internal Revenue Code. Expenses related to this plan amounted to $5,713,000, $3,565,000 and $1,919,000 in 1996, 1995 and 1994,
respectively.

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

(11) LEASES

     As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2012. Future minimum lease payments for all noncancelable operating leases at December 31, 1996 are as follows (in thousands of dollars):

1997...............................................................................  $ 7,835
1998...............................................................................    8,925
1999...............................................................................    7,768
2000...............................................................................    6,550
2001...............................................................................    5,236
Thereafter.........................................................................   27,185

     Rental expense for the Company was $6,759,000 in 1996, $5,996,000 in 1995 and $5,507,000 in 1994.

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

     In the normal course of business, the Company had letters of credit outstanding aggregating $22,915,000 at December 31, 1996 to satisfy various collateral requirements in lieu of depositing cash or securities.

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

     The gross contracted or notional amount of index futures contracts, commodities futures contracts, options contracts, and foreign exchange forward contracts, which are not reflected in the consolidated statement of financial condition, is set forth in the table below and provide only a measure of the Company's involvement in these contracts at December 31, 1996 and 1995. They do not represent amounts subject to

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

market risk and, in many cases, serve to reduce the Company's overall exposure to market and other risks (in thousands of dollars):

                                                                NOTIONAL OR CONTRACTED AMOUNT
                                                          -----------------------------------------
                                                                 1996                   1995
                                                          ------------------     ------------------
                                                          PURCHASE    SALE       PURCHASE    SALE
                                                          --------   -------     --------   -------
Index futures contracts.................................  $     --   $13,327     $     --   $55,192
Commodities futures contracts...........................    11,833        --       53,602        --
Option contracts........................................        60     4,681        1,300     1,500
Foreign exchange forward contracts......................     2,978     4,135          303       291

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

     The following is an aggregate summary of the average 1996 and 1995 and December 31, 1996 and 1995 fair values of derivative financial instruments (in thousands of dollars):

                                                               1996                        1995
                                                      -----------------------     -----------------------
                                                      AVERAGE   END OF PERIOD     AVERAGE   END OF PERIOD
                                                      -------   -------------     -------   -------------
Index futures contracts:
  In a favorable position...........................  $   104      $    78        $    41       $ 330
  In an unfavorable position........................      298           57             34          --
Option contracts:
  Purchases.........................................      208            9             79          37
  Sales.............................................      706        1,523            174         219
Foreign exchange forward contracts:
  Purchases.........................................    4,031        2,978          1,929         303
  Sales.............................................    5,177        4,135          4,995         291

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

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

     At December 31, 1996, Jefferies', ITG Inc.'s and W & D's net capital was $54.4 million, $29.8 million and $950,000, respectively, which exceeded minimum net capital requirements by $50.8 million, $29.6 million and $700,000, respectively.

(14) CONTINGENCIES

     In re Nasdaq Market-Makers Antitrust Litigation. Beginning in July 1994, antitrust class actions were commenced against Jefferies and 33 other defendants in various federal courts (the "Lawsuits"). Following the filing of the Lawsuits, the Antitrust Division of the United States Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") commenced investigations into certain issues related to the allegations of the Lawsuits. In August 1996, the DOJ entered into a proposed antitrust consent decree with 24 defendants who are market makers in Nasdaq stocks. Jefferies was neither asked nor required to settle with the DOJ. The settlement has not yet been approved by the court. Shortly after the DOJ settlement, the SEC filed a Section 21(a) report against the NASD, criticizing various practices by market makers, and the NASD for failing to adequately police or discipline the market makers for those practices. However, the SEC did not take any action at that time against the market maker firms. Jefferies has been informed that the SEC is continuing its investigation of the market maker firms.

     In October 1994, the Lawsuits were consolidated for discovery purposes in the United States District Court for the Southern District of New York. The consolidated complaint alleges that the defendants violated the antitrust laws by conspiring to fix the spread paid by plaintiffs and class members to trade in certain Nasdaq securities, by refusing to quote bids and asks in so-called odd-eighths. The cases purport to be brought on behalf of all persons who purchased or sold certain securities on the Nasdaq National Market System during the period May 1, 1989 to May 27, 1994. The plaintiffs seek damages in an unspecified amount.

     In November 1996, the court granted, in part, the plaintiffs' motion to certify a class, and a motion to further define what types of purchasers and sellers of stock are included and not included in the definition of the certified class is pending before the court. Discovery will now proceed as appropriate. Jefferies denies any wrongdoing and intends to vigorously defend the Lawsuits. At this stage of the litigation, it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential damages in the event of an adverse finding on the merits.

     Other. Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company's management believes that pending litigation will not have a material adverse effect on the Company.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

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

     In conjunction with the offering, certain management employment agreements, the ITG Performance Share Plan and non-compensatory ITG stock options were terminated on May 1, 1994 in exchange for $40.5 million, of which $900,000 was recorded as expense in 1994 prior to the offering and $9.4 million had been accrued at December 31, 1993. The remaining liability of $30.2 million was recorded as a plan termination expense at the time of the offering. A portion of the total plan termination payments amounting to $19.1 million was used to purchase 876,984 shares of Jefferies Group, Inc. common stock at $21.75 per share. The remaining $21.4 million of plan termination cost was to be paid in cash of which $20.6 million and $.8 million was paid during 1994 and 1995, respectively. Additionally, non-compensatory options to purchase 2,726,178 shares of ITGI common stock were granted to senior management and other employees at an exercise price equal to the initial public offering price.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to this item will be contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information with respect to this item will be contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Information with respect to this item will be contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to this item will be contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                          PAGES
                                                                                          ----
(a)1.   FINANCIAL STATEMENTS
        Included in Part II of this report:
        Independent Auditors' Report....................................................    14
        Consolidated Statements of Financial Condition..................................    15
        Consolidated Statements of Earnings.............................................    16
        Consolidated Statements of Changes in Stockholders' Equity......................    17
        Consolidated Statements of Cash Flows...........................................    18
        Notes to Consolidated Financial Statements......................................    19

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

          (10.2)     Form of Employment Agreement between Investment Technology Group, Inc.
                     and Raymond L. Killian, Jr. is incorporated by reference to Exhibit
                     10.3.2 of Investment Technology Group, Inc.'s Registration Statement on
                     Form S-1 (No. 33-76474) filed on March 15, 1994, including amendments thereto.
          (10.3)     Employment Agreement between Clarence T. Schmitz and Jefferies & Company,
                     Inc. dated February 6, 1995 is incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the fiscal year ended December 31, 1995.
          (10.4)     Employment Agreement between Scott P. Mason and Investment Technology
                     Group, Inc. dated as of January 6, 1997, is incorporated by reference to
                     Exhibit 10.3.18 of Investment Technology Group, Inc.'s Form 10-K filed for the fiscal year ended December 31, 1996.
          (10.5)     Jefferies Group, Inc. 1983 Incentive Stock Option Plan filed as part of
                     Registrant's Registration Statement on Form S-8 (No. 2-94727) filed on
                     December 6, 1984.
          (10.6)     1985 Incentive Stock Option Plan of Jefferies Group, Inc. filed as part of Registrant's Registration Statement on Form S-8 (No. 33-17065) filed on September 8, 1987.
          (10.7)     Jefferies Group, Inc. 1985 Non-Qualified Stock Option Plan filed as part of Registrant's Registration Statement on Form S-8 (No. 33-17065) filed on September 8, 1987.
          (10.8)     Jefferies Group, Inc. 1993 Stock Ownership and Long-Term Incentive Plan
                     filed as part of Registrant's Registration Statement on Form S-8 (No.
                     33-64490) filed on June 15, 1993.
          (10.9)     Jefferies Group, Inc. Capital Accumulation Plan for Key Employees filed as part of Registrant's Registration Statement on Form S-8 (No. 33-64490)
                     filed on June 15, 1993.
         (10.10)     Jefferies Group, Inc. Non-Employee Directors' Stock Option Plan,
                     incorporated by reference to Appendix C of Registrant's Proxy Statement filed on April 4, 1994.
         (10.11)     Jefferies Group, Inc. Pay-for-Performance Incentive Plan, incorporated by reference to Appendix B of Registrant's Proxy Statement filed on April 4,
                     1994.
         (10.12)     Jefferies Group, Inc. Non-Employee Directors' Deferred Compensation Plan,
                     incorporated by reference to Appendix B of Registrant's Proxy Statement filed on March 29, 1996.
         (10.13)*    Jefferies Group, Inc. United Kingdom Capital Accumulation Plan for Key
                     Employees.
            (11)*    Statement of computation of per share earnings is attached hereto as
                     Exhibit 11.
            (21)*    List of Subsidiaries of Registrant.
            (23)*    Consent of KPMG Peat Marwick LLP.

---------------

* Filed herewith.

ALL OTHER EXHIBITS ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE.

     (b) No reports on Form 8-K have been filed by the Registrant.

     (c) Index to Exhibits.

     See list of exhibits at Item 14(a)3 above and exhibit following.

     Exhibits 10.1 to and including 10.13 are management contracts or compensatory plans or arrangements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JEFFERIES GROUP, INC.

                                          By:           FRANK E. BAXTER
                                            ------------------------------------
                                                      Frank E. Baxter
                                             Chairman of the Board of Directors
Dated: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE                   DATE
-----------------------------------------------  ---------------------------  ----------------

                FRANK E. BAXTER                  Chairman of the Board of      March 27, 1997
-----------------------------------------------  Directors and Chief
                Frank E. Baxter                  Executive Officer

              MICHAEL L. KLOWDEN                 President and Chief           March 27, 1997
-----------------------------------------------  Operating Officer
              Michael L. Klowden

              CLARENCE T. SCHMITZ                Executive Vice President      March 27, 1997
-----------------------------------------------  and Chief Financial Officer
              Clarence T. Schmitz

               RICHARD G. DOOLEY                 Director                      March 27, 1997
-----------------------------------------------
               Richard G. Dooley

               TRACY G. HERRICK                  Director                      March 27, 1997
-----------------------------------------------
               Tracy G. Herrick

            RAYMOND L. KILLIAN, JR.              Director                      March 27, 1997
-----------------------------------------------
            Raymond L. Killian, Jr.

             FRANK J. MACCHIAROLA                Director                      March 27, 1997
-----------------------------------------------
             Frank J. Macchiarola

                BARRY M. TAYLOR                  Director                      March 27, 1997
-----------------------------------------------
                Barry M. Taylor

                MARK A. WOLFSON                  Director                      March 27, 1997
-----------------------------------------------
                Mark A. Wolfson