Form 10-Q
period 1997-03-28
JEFFERIES GROUP INC
filed 1997-05-09
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended      March 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________


                         Commission file number 1-11665


                              JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)


              DELAWARE                                           95-2848406
    ------------------------------                           -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)


   11100 Santa Monica Blvd, Los Angeles, California            90025
   ------------------------------------------------          ---------
       (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:    (310) 445-1199


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [X]    No [ ]

As of March 28, 1997, the registrant had 10,032,330 common shares, $.01 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 28, 1997


                                                                                           Page
                                                                                           ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition -
                March 28, 1997 (unaudited) and December 31, 1996........................    3

              Consolidated Statements of Earnings (unaudited) -
                Three Months Ended March 28, 1997 and March 29, 1996....................    4

              Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                Three Months Ended March 28, 1997.......................................    5

              Consolidated Statements of Cash Flows (unaudited) -
                Three Months Ended March 28, 1997 and March 29, 1996....................    6

              Notes to Consolidated Financial Statements (unaudited)....................    8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................................   12

PART II.      OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K..........................................   14

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               March 28,      December 31,
                                                                 1997            1996
                                                             -----------      -----------
                                                             (unaudited)
ASSETS
Cash and cash equivalents ..............................     $    67,382      $   114,142
Cash and securities segregated and on deposit for
  regulatory purposes ..................................          49,519           23,849
Receivable from brokers and dealers ....................       1,570,875          965,625
Receivable from customers, officers and directors ......         107,280          113,872
Securities owned .......................................         244,783          197,770
Investments ............................................          62,897           50,609
Premises and equipment .................................          33,421           30,871
Other assets ...........................................          81,447           71,349
                                                             -----------      -----------
                                                             $ 2,217,604      $ 1,568,087
                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans .............................................     $    28,500      $      --
Payable to brokers and dealers .........................       1,423,301          805,713
Payable to customers ...................................         175,498          170,384
Securities sold, not yet purchased .....................         159,089          124,315
Accrued expenses and other liabilities .................         173,141          207,281
                                                             -----------      -----------
                                                               1,959,529        1,307,693
Term debt ..............................................          53,030           52,987
Minority interest ......................................          13,105           11,962
                                                             -----------      -----------
                                                               2,025,664        1,372,642
                                                             -----------      -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value. Authorized 1,000,000
    shares; none issued ................................            --               --
  Common stock, $.01 par value. Authorized 25,000,000
    shares; issued 18,780,062 shares in 1997 and
    18,757,062 shares in 1996 ..........................             188              188
  Additional paid-in capital ...........................          63,758           62,569
  Retained earnings ....................................         243,595          232,741
  Less treasury stock, at cost; 8,747,732 shares in 1997
    and 8,394,113 shares in 1996 .......................        (114,539)         (99,404)
  Less currency translation adjustments ................            (509)             (96)
  Less additional minimum pension liability ............            (553)            (553)
                                                             -----------      -----------
        Total stockholders' equity .....................         191,940          195,445
                                                             -----------      -----------
                                                             $ 2,217,604      $ 1,568,087
                                                             ===========      ===========


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            Three Months Ended
                                                       -------------------------
                                                         March 28,     March 29,
                                                           1997          1996
                                                       ------------    ---------
       Revenues:
         Commissions................................   $    69,898     $ 61,279
         Principal transactions ....................        40,220       34,719
         Corporate finance .........................        28,135       16,707
         Interest ..................................        13,895       13,059
         Other .....................................         1,263          994
                                                       -----------     --------
            Total revenues .........................       153,411      126,758
       Interest expense ............................        11,899       10,066
                                                       -----------     --------
       Revenues, net of interest expense ...........       141,512      116,692
                                                       -----------     --------

       Non-interest expenses:
         Compensation and benefits .................        77,010       61,458
         Floor brokerage and clearing fees .........         8,451        6,362
         Telecommunications and data
           processing services .....................         9,770        7,797
         Occupancy and equipment rental ............         4,692        3,785
         Travel and promotional ....................         4,592        3,534
         Software royalties ........................         2,383        2,223
         Other .....................................        13,047       11,281
                                                       -----------     --------
            Total non-interest expenses ............       119,945       96,440
                                                       -----------     --------

       Earnings before income taxes and
           minority interest .......................        21,567       20,252

       Income taxes ................................         9,005        8,632
                                                       -----------     --------

       Earnings before minority interest ...........        12,562       11,620

       Minority interest ...........................         1,165          988
                                                       -----------     --------

            Net earnings............................   $    11,397     $ 10,632
                                                       ===========     ========

       Earnings per share of common stock:
            Primary.................................   $      1.01     $   0.88
                                                          ========     ========

            Fully diluted...........................   $      1.01     $   0.88
                                                          ========     ========

       Weighted average shares of common stock:
            Primary ................................        11,162       12,041
            Fully diluted ..........................        11,167       12,091


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 28, 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                Additional      Total
                                         Additional                               Currency        Minimum       Stock-
                                 Common    Paid-in     Retained       Treasury    Translation     Pension      holders'
                                 Stock     Capital     Earnings         Stock     Adjustment      Liability     Equity
                                 ------  ----------    ---------     ----------   -----------   -----------    --------
Balance,
 December 31, 1996 ..........     $188     $62,569     $ 232,741     $ (99,404)     $ (96)         $(553)     $ 195,445

Exercise of stock options
 (23,000 shares) ............      --          459          --            --         --             --              459

Issuance of common
 stock (91 shares) ..........      --         --            --               3       --             --                3

Purchase of 408,084
 shares of treasury stock ...      --         --            --         (16,052)      --             --          (16,052)

Capital Accumulation
 Plan distributions
 (54,374 shares) ............      --          508          --             914       --             --            1,422

Increase in proportionate
 share of subsidiary's
 equity related to
 subsidiary's purchase of
 treasury stock .............      --         --             (45)         --         --             --              (45)

Additional vesting of
 restricted stock shares ....      --          222          --            --         --             --              222

Quarterly dividends
 ($.05 per share) ...........      --         --            (498)         --         --             --             (498)

Translation adjustment ......      --         --            --            --         (413)          --             (413)

Net earnings ................      --         --          11,397          --         --             --           11,397
                                  ----     -------     ---------     ---------      -----          -----      ---------

Balance,
 March 28, 1997 .............     $188     $63,758     $ 243,595     $(114,539)     $(509)         $(553)     $ 191,940
                                  ====     =======     =========     =========      =====          =====      =========

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                 Three Months Ended
                                                              ------------------------
                                                              March 28,      March 29,
                                                                1997           1996
                                                              ---------      ---------
Cash flows from operating activities:

Net earnings ............................................     $  11,397      $  10,632
                                                              ---------      ---------

Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
  Depreciation and/or amortization of premises and
    equipment, capitalized software, goodwill and
    discount on term debt ...............................         2,820          2,741
  Additional vesting of restricted stock shares .........           222           --
  Increase in cash and securities segregated and on
    deposit for regulatory purposes .....................       (25,670)          --
  (Increase) decrease in receivables:
    Brokers and dealers .................................      (605,250)       318,306
    Customers, officers and directors ...................         6,592            (20)
  Increase in securities owned ..........................       (47,013)       (17,300)
  Increase in investments ...............................       (12,288)        (1,687)
  Increase in other assets ..............................       (10,644)       (14,941)
  Increase (decrease) in operating payables:
    Brokers and dealers .................................       617,588       (186,107)
    Customers ...........................................         5,114        (71,552)
  Increase in securities sold, not yet purchased ........        34,774         21,680
  Increase (decrease) in accrued expenses and
    other liabilities ...................................       (34,140)         3,917
  Increase in minority interest .........................         1,143            504
                                                              ---------      ---------

         Total adjustments ..............................       (66,752)        55,541
                                                              ---------      ---------

         Net cash provided (used) in operating activities       (55,355)        66,173
                                                              ---------      ---------


                             Continued on next page.


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                       Three Months Ended
                                                                  -------------------------
                                                                   March 28,      March 29,
                                                                     1997           1996
                                                                  -----------     ---------

Cash flows from financing activities:

       Net proceeds from (payments on):
       Bank loans ...........................................        28,500           --
       Repurchase of treasury stock .........................       (16,052)        (6,227)
       Dividends paid .......................................          (498)          (281)
       Redemption of rights .................................          --              (55)
       Exercise of stock options ............................           459          2,218
       Issuance of common stock shares ......................             3            591
       Capital Accumulation Plan distributions ..............         1,422           --
       Issuance of restricted stock shares ..................          --              121
       Increase in proportionate share of subsidiary's equity           (45)          (863)
                                                                  ---------      ---------

                Net cash provided by (used in) financing
                  activities ................................        13,789         (4,496)
                                                                  ---------      ---------

Cash flows from investing activities -
  purchase of premises and equipment ........................        (4,781)        (2,041)
                                                                  ---------      ---------

Effect of foreign currency translation on cash ..............          (413)           (69)
                                                                  ---------      ---------

                Net (decrease) increase in cash and
                  cash equivalents ..........................       (46,760)        59,567

Cash and cash equivalents - beginning of period .............       114,142         68,318
                                                                  ---------      ---------

Cash and cash equivalents - end of period ...................     $  67,382      $ 127,885
                                                                  =========      =========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest ................................................     $   9,258      $   9,528
                                                                  =========      =========
    Income taxes ............................................     $   3,521      $   4,491
                                                                  =========      =========


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

         All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim period and should be read in conjunction with the Company's annual report for the year ended December 31, 1996.

SECURITIES TRANSACTIONS

         All transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

         Securities owned, debt and equity investments, some partnership interests and securities sold, not yet purchased are carried at market value, and unrealized gains and losses relating thereto are reflected in revenues. Market values are generally based on quoted market prices, when available. Some partnership interests are recorded at their initial cost and are adjusted when the market values are supported by quoted market prices, including discounts for liquidity and other relevant factors. In addition, the carrying values are reduced when the Company determines that the estimated realizable value is less than the carrying value based on financial and market information relevant to the investment. The equity ownerships in affiliates are accounted for under the cost or the equity method dependent upon percentage ownership and other factors.

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

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

         The components, at March 28, 1997, of receivable from and payable to brokers and dealers are as follows (in thousands of dollars):

     Receivable from brokers and dealers:
         Securities borrowed..............................    $    1,497,887
         Other............................................            72,988
                                                                 -----------
                                                              $    1,570,875
                                                                 ===========

     Payable to brokers and dealers:
         Securities loaned................................    $    1,392,832
         Other............................................            30,469
                                                                 -----------
                                                              $    1,423,301
                                                                 ===========

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

         The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 28, 1997 (in thousands of dollars):

                                                                      Securities
                                                                         Sold,
                                                        Securities      Not Yet
                                                          Owned        Purchased
                                                        ----------    ----------
Corporate equity securities ....................        $174,609        $148,209
High-yield securities ..........................          17,932           9,713
Corporate debt securities ......................          19,225             836
U.S. Government and agency obligations .........          28,781            --
Municipal obligations ..........................           4,125            --
Options ........................................             111             331
                                                        --------        --------
                                                        $244,783        $159,089
                                                        ========        ========

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

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are generally available from a small number of dealers.

INVESTMENTS

         Investments consist of the following as of March 28, 1997 (in thousands of dollars):

     Partnership interests................................    $       31,295
     Debt and equity investments..........................            24,028
     Equity and debt interests in affiliates..............             7,574
                                                                 -----------
                                                              $       62,897
                                                                 ===========


CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of March 28, 1997 (in thousands of dollars):

     Cash in banks........................................    $       16,964
     Short term investments...............................            50,418
                                                                 -----------
                                                              $       67,382
                                                                 ===========

MINORITY INTEREST

         Minority interest represents the minority stockholders' proportionate share of the equity of ITGI. At March 28, 1997, Jefferies Group, Inc. owned approximately 82% of ITGI's common stock.

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

         Net capital changes from day to day, but as of March 28, 1997, Jefferies', ITG's and W&D's net capital was $56.0 million, $34.5 million and $982,000, respectively, which exceeded minimum net capital requirements by $52.5 million, $34.2 million and $732,000, respectively.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Dividends per Common Share (declared and paid):

                    1st Qtr.
                    --------
     1997.......     $.050
     1996.......     $.025

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

         In the normal course of business, the Company had letters of credit outstanding aggregating $22.9 million at March 28, 1997, to satisfy various collateral requirements in lieu of depositing cash or securities.

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

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

         Total assets increased $649.5 million from $1,568.1 million at December 31, 1996 to $2,217.6 million at March 28, 1997. The increase is mostly due to an increase in receivable from brokers and dealers related to securities borrowed. The increase in securities borrowed is related to an increase in securities loaned (included in payable to brokers and dealers).

FIRST QUARTER 1997 VERSUS FIRST QUARTER 1996

         Revenues, net of interest expense, increased 21% to $141.5 million, compared to $116.7 million for the first quarter of 1996. The increase was due primarily to an $11.4 million, or 68%, increase in corporate finance, a $8.6 million, or 14%, increase in commissions, and a $5.5 million, or 16%, increase in principal transactions. Commission revenues increased, led by ITG and the Equities Division. Revenues from principal transactions increased primarily due to increased trading gains in the Taxable Fixed Income Division. Corporate finance revenues benefited from increased fees from financings. Net interest income (interest revenues less interest expense) decreased $1.0 million as the increase in income on securities borrowed was outpaced by the increase in expense on securities loaned.

         Total non-interest expenses increased 24% to $119.9 million, compared to $96.4 million for the first quarter of 1996. Compensation and benefits increased $15.6 million, or 25%, mostly due to higher incentive based compensation accruals. Floor brokerage and clearing fees increased $2.1 million, or 33%, due to increased volume of business executed on the various exchanges. Telecommunications and data processing services increased $2.0 million, or 25%, primarily due to increased trade volume, personnel, and system upgrades. Other expense increased $1.8 million, or 16%, largely due to higher soft dollar expenses. Travel and promotional increased $1.1 million, or 30%, mostly due to increased business travel related to corporate finance activities. Occupancy and equipment rental increased $907,000, or 24%, largely due to office space relocation and expansion in several divisions. Software royalties increased $160,000, or 7%, due to higher POSIT(R) commission revenues.

         Earnings before income taxes and minority interest were up 6% to $21.6 million, compared to $20.3 million for the same prior year period. The effective tax rate was approximately 42% for the first quarter of 1997 versus approximately 43% for the first quarter of 1996.

         Minority interest (approximately 18% of the earnings of ITGI) was $1.2 million for the first quarter of 1997 as compared to $1.0 million in the comparable 1996 period. The increase in minority interest expense was due to increased ITGI earnings.

         Primary earnings per share were $1.01 for the first quarter of 1997 on 11,162,000 shares compared to $0.88 in the 1996 period on 12,041,000 shares. Fully diluted earnings per share were $1.01 for the first quarter of 1997 on 11,167,000 shares compared to $0.88 in the 1996 period on 12,091,000 shares.

         During the first quarter of 1997, the Company repurchased 408,084 shares (including 53,500 shares purchased in connection with the Company's Capital Accumulation Plan) of its common stock versus 243,758 shares (including 62,112 shares purchased in connection with the Company's Capital Accumulation
Plan) for the comparable 1996 period.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

         The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive and extremely volatile. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a breakdown of total revenues by source for the three months ended March 28, 1997 and March 29, 1996.


                                                         Three Months Ended
                                             ----------------------------------------
                                                   March 28,            March 29,
                                                     1997                 1996
                                             -------------------   ------------------
                                                         % of                 % of
                                                         Total                Total
                                              Amount    Revenues    Amount   Revenues
                                             --------   --------    ------   --------
                                                        (Dollars in thousands)
Commissions and principal transactions:
     Equities .........................     $ 52,303      34%     $ 44,814      35%
     Investment Technology Group ......       30,954      20        27,228      21
     International ....................       12,173       8        13,333      11
     Taxable Fixed Income .............        8,638       6         4,764       4
     Convertible ......................        2,110       1         1,989       2
     Other proprietary trading ........        3,940       3         3,870       3
Corporate finance .....................       28,135      18        16,707      13
Interest ..............................       13,895       9        13,059      10
Other .................................        1,263       1           994       1
                                            --------     ---      --------     ---
       Total revenues .................     $153,411     100%     $126,758     100%
                                            ========     ===      ========     ===

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION
                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

           11.    Computation of Earnings Per Share (page 15 attached)

   (b) Reports on Form 8-K.

           There were no reports filed on Form 8-K during the quarter ended March 28, 1997.

                                   EXHIBIT 11
                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
              (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                           Three Months Ended
                                                         -----------------------
                                                         March 28,     March 29,
                                                            1997        1996
                                                         ---------    ----------
Net Earnings .......................................     $ 11,397      $10,632
   Adjustment to subsidiary earnings - common
     stock equivalents on subsidiary ...............         (156)        --
                                                         ========      =======
   Adjusted earnings ...............................     $ 11,241      $10,632
                                                         ========      =======


Shares of common stock and common stock equivalents:
   Average number of common shares .................       10,115       11,237

   Average common stock equivalent shares
     related to employee stock based plans .........        1,047          804
                                                         --------      -------

   Average shares used in primary computation ......       11,162       12,041

   Adjust average common stock equivalents to
     period-end market price, if higher than
     average price .................................            5           50
                                                         --------      -------

   Average shares used in fully diluted computation        11,167       12,091
                                                         ========      =======

Earnings per share:
   Primary .........................................     $   1.01      $  0.88
                                                         ========      =======
   Fully diluted ...................................     $   1.01      $  0.88
                                                         ========      =======

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                JEFFERIES GROUP, INC.
                                               -----------------------
                                                      (Registrant)



Date:    May 9, 1997                        By:   /s/ Clarence Schmitz
         --------------                        --------------------------
                                                  Clarence Schmitz
                                                  Chief Financial Officer