Form 10-Q
period 1997-06-27
JEFFERIES GROUP INC
filed 1997-07-24
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 27, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________ to ___________


                         Commission file number 1-11665


                             JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)


            DELAWARE                                       95-2848406
  -------------------------------                     -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


 11100 Santa Monica Blvd, Los Angeles, California             90025
---------------------------------------------------         ---------
   (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (310) 445-1199
                                                   -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             Yes [X]    No [ ]


As of June 27, 1997, the registrant had 10,016,193 common shares, $.01 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 JUNE 27, 1997


                                                                                              Page
                                                                                              ----
PART I.        FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of Financial Condition -
                 June 27, 1997 (unaudited) and December 31, 1996  . . . . . . . . . .            3

               Consolidated Statements of Earnings (unaudited) -
                 Three Months and Six Months Ended June 27, 1997 and June 28, 1996  .            4

               Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                 Six Months Ended June 27, 1997 . . . . . . . . . . . . . . . . . . .            5

               Consolidated Statements of Cash Flows (unaudited) -
                 Six Months Ended June 27, 1997 and June 28, 1996 . . . . . . . . . .            6

               Notes to Consolidated Financial Statements (unaudited) . . . . . . . .            8

      Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  . . . . . . . . . . . . . . . . . . . . .           12

      Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . . . .           15

PART II.       OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .           16

      Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .           16

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                               June 27,       December 31,
                                                                                 1997             1996
                                                                             -----------      -----------
 ASSETS                                                                      (unaudited)
 Cash and cash equivalents .............................................     $    70,035      $   114,142
 Cash and securities segregated and on deposit for
   regulatory purposes .................................................          44,785           23,849
 Receivable from brokers and dealers ...................................       1,746,625          965,625
 Receivable from customers, officers and directors .....................         129,377          113,872
 Securities owned ......................................................         286,979          197,770
 Investments ...........................................................          77,250           50,609
 Premises and equipment ................................................          38,639           30,871
 Other assets ..........................................................          64,953           71,349
                                                                             -----------      -----------
                                                                             $ 2,458,643      $ 1,568,087
                                                                             ===========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Subordinated loan .....................................................     $   100,000      $        --
 Payable to brokers and dealers ........................................       1,432,807          805,713
 Payable to customers ..................................................         224,769          170,384
 Securities sold, not yet purchased ....................................         192,858          124,315
 Accrued expenses and other liabilities ................................         231,235          207,281
                                                                             -----------      -----------
                                                                               2,181,669        1,307,693
 Term debt .............................................................          53,074           52,987
 Minority interest .....................................................          13,528           11,962
                                                                             -----------      -----------
                                                                               2,248,271        1,372,642
                                                                             ===========      ===========

 STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value. Authorized 1,000,000
     shares; none issued ...............................................            --               --
   Common stock, $.01 par value. Authorized 25,000,000
     shares; issued 18,794,062 shares in 1997 and
     18,757,062 shares in 1996  ........................................             188              188
   Additional paid-in capital ..........................................          64,333           62,569
   Retained earnings ...................................................         262,899          232,741
   Less treasury stock, at cost; 8,777,869 shares in 1997
     and 8,394,113 shares in 1996  .....................................        (116,489)         (99,404)
   Less currency translation adjustments ...............................              (6)             (96)
   Less additional minimum pension liability ...........................            (553)            (553)
                                                                             -----------      -----------
         Total stockholders' equity ....................................         210,372          195,445
                                                                             -----------      -----------
                                                                             $ 2,458,643      $ 1,568,087
                                                                             ===========      ===========








     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              Three Months Ended          Six Months Ended
                                             ---------------------     ---------------------
                                             June 27,     June 28,      June 27,    June 28,
                                               1997         1996         1997         1996
                                             --------     --------     --------     --------
Revenues:
  Commissions ..........................     $ 77,002     $ 57,391     $146,900     $118,670
  Principal transactions ...............       44,812       32,928       85,032       67,647
  Corporate finance ....................       68,479       24,989       96,614       41,696
  Interest .............................       17,481       11,909       31,376       24,968
  Other ................................        1,587          644        2,850        1,638
                                             --------     --------     --------     --------
    Total revenues .....................      209,361      127,861      362,772      254,619
Interest expense .......................       15,545        9,446       27,444       19,512
                                             --------     --------     --------     --------
Revenues, net of interest expense ......      193,816      118,415      335,328      235,107
                                             --------     --------     --------     --------

Non-interest expenses:
  Compensation and benefits ............      108,026       62,057      185,036      123,515
  Floor brokerage and clearing fees ....        8,714        6,374       17,165       12,736
  Telecommunications and data
    processing services ................       11,823        8,425       21,593       16,222
  Occupancy and equipment rental .......        4,825        3,777        9,517        7,562
  Travel and promotional ...............        4,637        4,299        9,229        7,833
  Software royalties ...................        2,581        2,022        4,964        4,245
  Other ................................       17,883       13,578       30,930       24,859
                                             --------     --------     --------     --------
    Total non-interest expenses ........      158,489      100,532      278,434      196,972
                                             --------     --------     --------     --------

Earnings before income taxes and
    minority interest ..................       35,327       17,883       56,894       38,135

Income taxes ...........................       14,197        7,749       23,202       16,381
                                             --------     --------     --------     --------

Earnings before minority interest ......       21,130       10,134       33,692       21,754

Minority interest ......................        1,382          994        2,547        1,982
                                             --------     --------     --------     --------

    Net earnings .......................     $ 19,748     $  9,140     $ 31,145     $ 19,772
                                             ========     ========     ========     ========

Earnings per share of common stock:
    Primary ............................     $   1.75     $   0.78     $   2.75     $   1.66
                                             ========     ========     ========     ========

    Fully diluted ......................     $   1.74     $   0.78     $   2.74     $   1.66
                                             ========     ========     ========     ========

Weighted average shares of common stock:
    Primary ............................       11,145       11,783       11,152       11,915
    Fully diluted ......................       11,169       11,788       11,192       11,924





     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 27, 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                       Additional        Total
                                             Additional                                  Currency       Minimum          Stock-
                                 Common        Paid-in      Retained       Treasury     Translation     Pension         holders'
                                  Stock        Capital      Earnings        Stock       Adjustment     Liability         Equity
 Balance,                      ----------------------------------------------------------------------------------------------------
  December 31, 1996 ......     $   188       $  62,569      $ 232,741      $(99,404)     $     (96)     $    (553)     $ 195,445

 Exercise of stock options
  (37,000 shares) ........          --             952          --             --             --             --              952

 Issuance of common
  stock (91 shares) ......          --            --            --                3           --             --                3

 Purchase of 449,255
  shares of treasury stock          --            --            --          (18,231)          --             --          (18,231)

 Capital Accumulation
  Plan distributions
   (65,408 shares) .......          --             508          --            1,143           --             --            1,651

 Increase in proportionate
  share of subsidiary's
  equity related to
  subsidiary's purchase of
  treasury stock .........          --            --             (45)          --             --             --              (45)

 Decrease in proportionate
  share of subsidiary's
  equity related to stock
  option exercises at the
  subsidiary .............          --            --              57           --             --             --               57

 Additional vesting of
  restricted stock shares           --             304          --             --             --             --              304

 Quarterly dividends
  ($.05 per share) .......          --            --            (999)          --             --             --             (999)

 Translation adjustment ..          --            --            --             --               90           --               90

 Net earnings ............          --            --          31,145           --             --             --           31,145
                               ----------------------------------------------------------------------------------------------------

 Balance,
  June 27, 1997 ..........     $   188       $  64,333     $ 262,899      $(116,489)     $      (6)     $    (553)     $ 210,372
                               ====================================================================================================

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                            Six Months Ended
                                                                        ------------------------
                                                                         June 27,       June 28,
                                                                          1997           1996
                                                                        ---------      ---------
Cash flows from operating activities:

      Net earnings ................................................     $  31,145      $  19,772
                                                                        ---------      ---------

      Adjustments to reconcile net earnings to
        net cash provided by operations:
        Depreciation and/or amortization of premises and
          equipment, capitalized software, goodwill and
          discount on term debt ...................................         7,027          5,718
        Additional vesting of restricted stock shares .............           304            242
        Increase in cash and securities segregated and on
          deposit for regulatory purposes .........................       (20,936)          --
        (Increase) decrease in receivables:
          Brokers and dealers .....................................      (781,000)       343,750
          Customers, officers and directors .......................       (15,505)         6,072
        Increase in securities owned ..............................       (89,209)        (8,918)
        Increase in investments ...................................       (26,641)          --
        (Increase) decrease in other assets .......................         5,298        (46,548)
        Increase (decrease) in operating payables:
          Brokers and dealers .....................................       627,094       (201,413)
          Customers ...............................................        54,385        (71,309)
        Increase in securities sold, not yet purchased ............        68,543          3,401
        Increase in accrued expenses and other liabilities ........        23,954         25,041
        Increase in minority interest .............................         1,566          1,399
                                                                        ---------      ---------

                Total adjustments .................................      (145,120)        57,435
                                                                        ---------      ---------


                Net cash provided by (used in) operating activities      (113,975)        77,207
                                                                        ---------      ---------




                                   Continued on next page.


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                            Six Months Ended
                                                                         ------------------------
                                                                          June 27,       June 28,
                                                                            1997           1996
                                                                         ---------      ---------
Cash flows from financing activities:

      Net proceeds from (payments on):

      Subordinated loan ............................................       100,000           --
      Repurchase of treasury stock .................................       (18,231)       (18,865)
      Dividends paid ...............................................          (999)          (823)
      Redemption of rights .........................................          --              (55)
      Exercise of stock options ....................................           952          2,317
      Issuance of common stock shares ..............................             3            648
      Capital Accumulation Plan distributions ......................         1,651           --
      Change in proportionate share of subsidiary's equity .........            12         (1,065)
                                                                         ---------      ---------

                Net cash (used in) provided by financing activities         83,388        (17,843)
                                                                         ---------      ---------

Cash flows from investing activities -
  purchase of premises and equipment ...............................       (13,610)        (5,582)
                                                                         ---------      ---------

Effect of foreign currency translation on cash .....................            90            (12)
                                                                         ---------      ---------

                Net increase (decrease) in cash and cash equivalents       (44,107)        53,770

Cash and cash equivalents - beginning of period ....................       114,142         68,318
                                                                         ---------      ---------

Cash and cash equivalents - end of period ..........................     $  70,035      $ 122,088
                                                                         =========      =========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest .......................................................     $  25,074      $  20,761
                                                                         =========      =========
    Income taxes ...................................................     $  20,669      $  22,529
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

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

         The components, at June 27, 1997, of receivable from and payable to brokers and dealers are as follows (in thousands of dollars):

         Receivable from brokers and dealers:
             Securities borrowed ...........................          $1,620,267
             Other .........................................             126,358
                                                                      ----------
                                                                      $1,746,625
                                                                      ==========

         Payable to brokers and dealers:
             Securities loaned .............................          $1,407,494
             Other .........................................              25,313
                                                                      ----------
                                                                      $1,432,807
                                                                      ==========


SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

         The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of June 27, 1997 (in thousands of dollars):

                                                                       Securities
                                                                          Sold,
                                                         Securities      Not Yet
                                                           Owned        Purchased
                                                          --------      --------
         Corporate equity securities ...............      $165,339      $137,827
         High-yield securities .....................        69,477        41,974
         Corporate debt securities .................        20,171         2,820
         U.S. Government and agency obligations ....        28,501        10,000
         Municipal obligations .....................         3,077          --
         Options ...................................           414           237
                                                          --------      --------
                                                          $286,979      $192,858
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

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are generally available from a small number of dealers.

INVESTMENTS

         Investments consist of the following as of June 27, 1997 (in thousands of dollars):

         Partnership interests ................................          $40,802
         Debt and equity investments ..........................           25,958
         Equity and debt interests in affiliates ..............           10,490
                                                                         -------
                                                                         $77,250
                                                                         =======


CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of June 27, 1997 (in thousands of dollars):

         Cash in banks ....................................              $10,940
         Short term investments ...........................               59,095
                                                                          ------
                                                                         $70,035
                                                                         =======

SUBORDINATED LOAN

         The loan was a temporary subordinated loan borrowed by Jefferies in connection with a corporate finance debt offering. The loan was repaid on July 10, 1997.

MINORITY INTEREST

         Minority interest represents the minority stockholders' proportionate share of the equity of ITGI. At June 27, 1997, Jefferies Group, Inc. owned approximately 83% of ITGI's common stock.

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

         Net capital changes from day to day, but as of June 27, 1997, Jefferies', ITG's and W&D's net capital was $100.7 million, $32.6 million and $1.5 million, respectively, which exceeded minimum net capital requirements by $95.9 million, $32.4 million and $1.3 million, respectively.

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

Dividends per Common Share (declared and paid):

                 1st Qtr.     2nd Qtr.
                 --------     --------
    1997  . .       $.050        $.050
    1996  . .       $.025        $.050

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

         In the normal course of business, the Company had letters of credit outstanding aggregating $20.9 million at June 27, 1997, to satisfy various collateral requirements in lieu of depositing cash or securities.

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

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

SUBSEQUENT EVENT

In re Nasdaq Market-Makers Antitrust Litigation. Beginning in July 1994, antitrust class actions were commenced against Jefferies and 33 other defendants in various federal courts (the "Lawsuits"). In October 1994, the Lawsuits were consolidated alleging the defendants violated antitrust laws by conspiring to fix the spread paid to trade in certain Nasdaq securities. In order to avoid the uncertainties of litigation Jefferies has entered into a settlement agreement which is subject to final approval of the Court. The amount of the settlement has been previously provided for and will not have a material adverse effect on the Company's statement of operations or financial condition.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

         Total assets increased $890.5 million from $1,568.1 million at December 31, 1996 to $2,458.6 million at June 27, 1997. The increase is mostly due to an increase in receivable from brokers and dealers related to securities borrowed. The increase in securities borrowed is related to an increase in securities loaned (included in payable to brokers and dealers).

FIRST HALF 1997 VERSUS FIRST HALF 1996

         Revenues, net of interest expense, increased 43% to $335.3 million, compared to $235.1 million for the first half of 1996. The increase was due primarily to a $54.9 million, or 132%, increase in corporate finance, a $28.2 million, or 24%, increase in commissions, and a $17.4 million, or 26%, increase in principal transactions. Commission revenues increased, led by ITG and the Equities Division. Revenues from principal transactions increased primarily due to increased trading gains in the Taxable Fixed Income Division and the Equities Division. Corporate finance revenues benefited from increased fees from financings. Net interest income (interest revenues less interest expense) decreased $1.5 million as the increase in income on securities borrowed, partially offset by decreases in investment interest income and margin interest income, was outpaced by the increase in expense on securities loaned.

         Total non-interest expenses increased 41% to $278.4 million, compared to $197.0 million for the first half of 1996. Compensation and benefits increased $61.5 million, or 50%, mostly due to higher incentive based compensation accruals. Other expense increased $6.1 million, or 24%, largely due to higher soft dollar expenses and increased reserves. Telecommunications and data processing services increased $5.4 million, or 33%, primarily due to increased trade volume, personnel, and system upgrades. Floor brokerage and clearing fees increased $4.4 million, or 35%, due to increased volume of business executed on the various exchanges. Occupancy and equipment rental increased $2.0 million, or 26%, largely due to office space relocation and expansion in several divisions. Travel and promotional increased $1.4 million, or 18%, mostly due to increased business travel related to corporate finance activities. Software royalties increased $719,000, or 17%, due to higher POSIT(R) commission revenues.

         Earnings before income taxes and minority interest were up 49% to $56.9 million, compared to $38.1 million for the same prior year period. The effective tax rate was approximately 41% for the first half of 1997 versus approximately 43% for the first half of 1996. The reduction in the effective tax rate was due largely to a reversal of deferred taxes related to ITGI shares that were repurchased during 1997.

         Minority interest (approximately 18% of the earnings of ITGI) was $2.5 million for the first half of 1997 as compared to $2.0 million in the comparable 1996 period. The increase in minority interest expense was due to increased ITGI earnings.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

         Primary earnings per share were $2.75 for the first half of 1997 on 11,152,000 shares compared to $1.66 in the 1996 period on 11,915,000 shares. Fully diluted earnings per share were $2.74 for the first half of 1997 on 11,192,000 shares compared to $1.66 in the 1996 period on 11,924,000 shares.

         During the first half of 1997, the Company repurchased 449,255 shares (including 94,200 shares purchased in connection with the Company's Capital Accumulation Plan) of its common stock versus 627,473 shares (including 117,112 shares purchased in connection with the Company's Capital Accumulation Plan) for the comparable 1996 period.

SECOND QUARTER 1997 VERSUS SECOND QUARTER 1996

         Revenues, net of interest expense, increased 64% to $193.8 million, compared to $118.4 million for the second quarter of 1996. The increase was due primarily to a $43.5 million, or 174%, increase in corporate finance, a $19.6 million, or 34%, increase in commissions, and an $11.9 million, or 36%, increase in principal transactions. Commission revenues increased, led by ITG and the Equities Division. Revenues from principal transactions increased primarily due to increased trading gains in the Taxable Fixed Income Division and the Equities Division. Corporate finance revenues benefited from increased fees from financings. One sole-managed high-yield offering alone accounted for approximately $40 million in gross fees. Net interest income (interest revenues less interest expense) decreased $527,000 as the increase in income on securities borrowed, partially offset by decreases in investment interest income and margin interest income, was outpaced by the increase in expense on securities loaned.

         Total non-interest expenses increased 58% to $158.5 million, compared to $100.5 million for the second quarter of 1996. Compensation and benefits increased $46.0 million, or 74%, mostly due to higher incentive based compensation accruals. Other expense increased $4.3 million, or 32%, largely due to higher soft dollar expenses and increased reserves. Telecommunications and data processing services increased $3.4 million, or 40%, primarily due to increased trade volume, personnel, and system upgrades. Floor brokerage and clearing fees increased $2.3 million, or 37%, due to increased volume of business executed on the various exchanges. Occupancy and equipment rental increased $1.0 million, or 28%, largely due to office space relocation and expansion in several divisions. Software royalties increased $559,000, or 28%, due to higher POSIT(R) commission revenues. Travel and promotional increased $338,000, or 8%, mostly due to increased business travel related to corporate finance activities.

         Earnings before income taxes and minority interest were up 98% to $35.3 million, compared to $17.9 million for the same prior year period. The effective tax rate was approximately 40% for the second quarter of 1997 versus approximately 43% for the second quarter of 1996. The reduction in the effective tax rate was due primarily to a reversal of deferred taxes related to ITGI shares that were repurchased during the 1997 quarter.

         Minority interest (approximately 17% of the earnings of ITGI) was $1.4 million for the second quarter of 1997 as compared to $1.0 million in the comparable 1996 period. The increase in minority interest expense was due to increased ITGI earnings.

         Primary earnings per share were $1.75 for the second quarter of 1997 on 11,145,000 shares compared to $0.78 in the 1996 period on 11,783,000 shares. Fully diluted earnings per share were $1.74 for the second quarter of 1997 on 11,169,000 shares compared to $0.78 in the 1996 period on 11,788,000 shares.

         During the second quarter of 1997, the Company repurchased 41,171 shares (including 40,700 shares purchased in connection with the Company's Capital Accumulation Plan) of its common stock versus 383,715 shares (including 55,000 shares purchased in connection with the Company's Capital Accumulation
Plan) for the comparable 1996 period.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


         The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a breakdown of total revenues by source for the six months and three months ended June 27, 1997 and June 28, 1996.


                                                                    Six Months Ended
                                                   --------------------------------------------------
                                                           June 27,                   June 28,
                                                            1997                       1996
                                                   -----------------------     ----------------------
                                                                     % of                      % of
                                                                    Total                     Total
                                                    Amount        Revenues     Amount        Revenues
                                                    ------        --------     ------        --------
                                                                       (Dollars in thousands)
Commissions and principal transactions:
      Equities ...............................     $105,156           29%     $ 87,402           34%
      Investment Technology Group ............       67,920           19        54,141           21
      International ..........................       26,747            7        23,733            9
      Taxable Fixed Income ...................       17,557            5         8,732            4
      Convertible ............................        4,151            1         3,867            2
      Other proprietary trading ..............       10,401            3         8,442            3
 Corporate finance ...........................       96,614           26        41,696           16
 Interest ....................................       31,376            9        24,968           10
 Other .......................................        2,850            1         1,638            1
                                                   -----------------------    ----------------------
        Total revenues .......................     $362,772          100%     $254,619          100%
                                                   =======================    ======================


                                                                   Three Months Ended
                                                   --------------------------------------------------
                                                           June 27,                    June 28,
                                                             1997                       1996
                                                   -----------------------     ----------------------
                                                                   % of                        % of
                                                                   Total                      Total
                                                    Amount        Revenues     Amount        Revenues
                                                    ------        --------     ------        --------
                                                                (Dollars in thousands)
Commissions and principal transactions:
     Equities ...............................     $ 52,853           25%     $ 42,588           33%
     Investment Technology Group ............       36,966           18        26,913           21
     International ..........................       14,574            7        10,400            8
     Taxable Fixed Income ...................        8,919            4         3,968            3
     Convertible ............................        2,041            1         1,878            1
     Other proprietary trading ..............        6,461            3         4,572            4
Corporate finance ...........................       68,479           33        24,989           20
Interest ....................................       17,481            8        11,909            9
Other .......................................        1,587            1           644            1
                                                  ------------------------   ----------------------
       Total revenues .......................     $209,361          100%     $127,861          100%
                                                  ========================   ======================

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)      Date of Meeting - - May 6, 1997
         Type of Meeting - - Annual Meeting of Shareholders

(b) At the meeting, the following directors were elected by the shareholders to hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified:

                                  Frank E. Baxter
                                  Richard G. Dooley
                                  Tracy G. Herrick
                                  Raymond L. Killian, Jr.
                                  Michael L. Klowden
                                  Frank J. Macchiarola
                                  Barry M. Taylor
                                  Mark A. Wolfson

(c)(1) At the meeting, with respect to the matters under consideration, the following votes were cast in the following manner:

                                                          FOR           AGAINST      ABSTAIN       NON-VOTE
                                                          ---           -------      -------       --------
         Election of eight Directors                    6,257,277             0      107,621             0

         Approval of the 1993 Stock Ownership and
         Long-Term Incentive Plan, as amended and
         restated                                       3,916,186     1,688,250      351,098       409,364

         The outstanding voting securities of the Company consisted of 10,032,327 shares of Common Stock on March 24, 1997 which was the record date for determining shareholders entitled to vote at the Annual Meeting of Shareholders.

(d)      Not applicable

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

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

     In October 1994, the Lawsuits were consolidated for discovery purposes in the United States District Court for the Southern District of New York (the "Court"). The consolidated complaint alleges that the defendants violated the antitrust laws by conspiring to fix the spread paid by plaintiffs and class members to trade in certain Nasdaq securities, by refusing to quote bids and asks in so-called odd-eighths. The cases purport to be brought on behalf of all persons who purchased or sold certain securities on the Nasdaq National Market System during the period May 1, 1989 to May 27, 1994. The plaintiffs seek damages in an unspecified amount.

     In November 1996 and by further order of April 1997, the court granted the plaintiffs' motion to certify a class, and a motion to further define what types of purchasers and sellers of stock are included and not included in the definition of the certified class is pending before the court. Discovery will now proceed as appropriate. Jefferies denies any wrongdoing. In order to avoid the uncertainties of litigation Jefferies has entered into a settlement agreement which is subject to final approval of the Court. The amount of the settlement has been previously provided for and will not have a material adverse effect on the Company's statement of operations or financial condition.

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

                   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         11.      Computation of Earnings Per Share (page 17 attached)

(b)      Reports on Form 8-K.

         There were no reports filed on Form 8-K during the quarter ended June 27, 1997.

                                   EXHIBIT 11
                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
              (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                          Three Months Ended        Six Months Ended
                                                       ----------------------     ----------------------
                                                        June 27,      June 28,    June 27,      June 28,
                                                         1997          1996         1997          1996
                                                       --------      --------     --------      --------
Net Earnings .....................................     $ 19,748      $  9,140     $ 31,145      $ 19,772
  Adjustment to subsidiary earnings - common
    stock equivalents on subsidiary ..............         (271)         --           (499)         --
                                                       --------      --------     --------      --------
  Adjusted earnings ..............................     $ 19,477      $  9,140       30,646        19,772
                                                       ========      ========     ========      ========


Shares of common stock and common stock
  equivalents:
  Average number of common shares ................       10,023        10,900       10,069        11,068

  Average common stock equivalent shares
    related to employee stock based plans ........        1,122           883        1,083           847
                                                       --------      --------     --------      --------

  Average shares used in primary computation .....       11,145        11,783       11,152        11,915

  Adjust average common stock equivalents to
    period-end market price, if higher than
    average price ................................           24             5           40             9
                                                       --------      --------     --------      --------

  Average shares used in fully diluted computation       11,169        11,788       11,192        11,924
                                                       ========      ========     ========      ========

Earnings per share:
  Primary ........................................     $   1.75      $   0.78     $   2.75      $   1.66
                                                       ========      ========     ========      ========
  Fully diluted ..................................     $   1.74      $   0.78     $   2.74      $   1.66
                                                       ========      ========     ========      ========

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                JEFFERIES GROUP, INC.
                                                (Registrant)



Date:  July 24, 1997                       By: /s/ Clarence T. Schmitz
       -------------                          ----------------------------
                                                   Clarence T. Schmitz
                                                   Chief Financial Officer