Form 10-Q
period 1997-09-26
JEFFERIES GROUP INC
filed 1997-11-07
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     September 26, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from____________to______________


                         Commission file number 1-11665


                              JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)


             DELAWARE                                  95-2848406
  -------------------------------                  ----------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


11100 Santa Monica Blvd., Los Angeles, California                 90025
-------------------------------------------------               ----------
    (Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code:    (310) 445-1199


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [X]    No [ ]

As of September 26, 1997, the registrant had 10,016,890 common shares, $.01 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 26, 1997


                                                                             Page
                                                                             ----
    PART I.   FINANCIAL INFORMATION

        Item 1.     Financial Statements

              Consolidated Statements of Financial Condition -
                September 26, 1997 (unaudited) and December 31, 1996 .........  3

              Consolidated Statements of Earnings (unaudited) -
                Three Months and Nine Months Ended September 26, 1997 and
                September 27, 1996 ...........................................  4

              Consolidated Statement of Changes in Stockholders' Equity
                (unaudited) - Nine Months Ended September 26, 1997............  5

              Consolidated Statements of Cash Flows (unaudited) -
                Nine Months Ended September 26, 1997 and September 27, 1996 ..  6

              Notes to Consolidated Financial Statements (unaudited) .........  8

        Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................... 11

    PART II.  OTHER INFORMATION

        Item 1.     Legal Proceedings......................................... 15

        Item 6.     Exhibits and Reports on Form 8-K.......................... 15

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 September 26,     December 31,
                                                    1997               1996
                                                 -----------       ------------
                                                 (unaudited)
ASSETS
Cash and cash equivalents .................      $   120,948       $    114,142
Cash and securities segregated and on
  deposit for regulatory purposes or
  deposited with clearing and depository
  organizations............................           57,573             29,109
Receivable from brokers and dealers .......        1,448,653            965,625
Receivable from customers, officers and
  directors ...............................          111,373            113,872
Securities owned ..........................          197,338            197,770
Investments ...............................          138,475             50,609
Premises and equipment ....................           42,646             30,871
Other assets ..............................           62,131             66,089
                                                 -----------       ------------
                                                 $ 2,179,137       $  1,568,087
                                                 ===========       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers and dealers ............      $ 1,142,882       $    805,713
Payable to customers ......................          215,383            170,384
Securities sold, not yet purchased ........          164,761            124,315
Accrued expenses and other liabilities ....          265,011            207,281
                                                 -----------       ------------
                                                   1,788,037          1,307,693
Term debt .................................          152,843             52,987
Minority interest .........................           15,085             11,962
                                                 -----------       ------------
                                                   1,955,965          1,372,642
                                                 -----------       ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value
    Authorized 1,000,000 shares; none
    issued.................................               --                 --
  Common stock, $.01 par value. Authorized
    25,000,000 shares; issued 18,835,811
    shares in 1997 and 18,757,062 shares
    in 1996 ...............................              188                188
  Additional paid-in capital ..............           65,699             62,569
  Retained earnings .......................          277,632            232,741
  Less treasury stock, at cost; 8,818,921
    shares in 1997 and 8,394,113 shares
    in 1996 ...............................         (119,255)           (99,404)
  Less currency translation adjustments ...             (539)               (96)
  Less additional minimum pension liability             (553)              (553)
                                                 -----------       ------------
        Total stockholders' equity ........          223,172            195,445
                                                 -----------       ------------
                                                 $ 2,179,137       $  1,568,087
                                                 ===========       ============


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               Three Months Ended          Nine Months Ended
                                              ----------------------      ----------------------
                                              Sept. 26,     Sept. 27,     Sept. 26,     Sept. 27,
                                                1997          1996          1997          1996
                                              --------      --------      --------      --------
Revenues:
  Commissions ..........................      $ 73,612      $ 57,641      $220,512      $176,311
  Principal transactions ...............        47,299        40,474       132,331       108,121
  Corporate finance ....................        48,734        21,846       145,348        63,542
  Interest .............................        21,054        11,212        52,430        36,180
  Other ................................         1,321         2,186         4,171         3,824
                                              --------      --------      --------      --------
   Total revenues ......................       192,020       133,359       554,792       387,978
Interest expense .......................        18,560         8,620        46,004        28,132
                                              --------      --------      --------      --------
Revenues, net of interest expense ......       173,460       124,739       508,788       359,846
                                              --------      --------      --------      --------

Non-interest expenses:
  Compensation and benefits ............        96,649        64,224       281,685       187,739
  Floor brokerage and clearing fees ....         8,696         6,958        25,861        19,694
  Telecommunications and data
    processing services ................        11,448         8,702        33,041        24,924
  Occupancy and equipment rental .......         5,858         4,590        15,375        12,152
  Travel and promotional ...............         5,151         3,870        14,380        11,703
  Software royalties ...................         2,308         2,275         7,272         6,520
  Other ................................        16,945        12,585        47,875        37,444
                                              --------      --------      --------      --------
   Total non-interest expenses .........       147,055       103,204       425,489       300,176
                                              --------      --------      --------      --------

Earnings before income taxes and
    minority interest ..................        26,405        21,535        83,299        59,670

Income taxes ...........................        10,863         9,031        34,065        25,412
                                              --------      --------      --------      --------

Earnings before minority interest ......        15,542        12,504        49,234        34,258

Minority interest ......................         1,122         1,049         3,669         3,031
                                              --------      --------      --------      --------

   Net earnings ........................      $ 14,420      $ 11,455      $ 45,565      $ 31,227
                                              ========      ========      ========      ========

Earnings per share of common stock:
   Primary .............................      $   1.27      $   0.98      $   4.01      $   2.62
                                              ========      ========      ========      ========

   Fully diluted .......................      $   1.27      $   0.97      $   3.99      $   2.61
                                              ========      ========      ========      ========

Weighted average shares of common stock:
   Primary .............................        11,150        11,623        11,155        11,818
   Fully diluted .......................        11,171        11,662        11,218        11,858


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 26, 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                              Additional    Total
                                      Additional                                  Currency     Minimum      Stock-
                           Common      Paid-in      Retained        Treasury     Translation   Pension      holders'
                            Stock      Capital      Earnings          Stock       Adjustment  Liability      Equity
                           ------      -------      ---------       ---------    -----------  ----------    ---------
Balance,
 December 31, 1996 .......   $188      $62,569      $ 232,741       $ (99,404)      $ (96)      $(553)      $ 195,445

Exercise of stock
options (58,314 shares) ..     --        1,378             --              --          --          --           1,378

Issuance of common stock
(20,526 shares)...........     --          879             --               3          --          --             882

Purchase of 496,513
 shares of treasury
 stock....................     --           --             --         (21,143)         --          --         (21,143)

Capital Accumulation
 Plan distributions
  (71,614 shares)  .......     --          508             --           1,289          --          --           1,797

Increase in proportionate
 share of subsidiary's
 equity related to
 subsidiary's purchase of
 treasury stock ..........     --           --            (45)             --          --          --             (45)

Decrease in proportionate
 share of subsidiary's
 equity related to stock
 issuances at the
 subsidiary ..............     --           --            871              --          --          --             871

Additional vesting of
 restricted stock shares..     --          365             --              --          --          --             365

Quarterly dividends
 ($.05 per share)  .......     --           --         (1,500)             --          --          --          (1,500)

Translation adjustment....     --           --             --              --        (443)         --            (443)

Net earnings .............     --           --         45,565              --          --          --          45,565
                           ------------------------------------------------------------------------------------------
Balance,
September 26,1997 ........   $188      $65,699      $ 277,632       $(119,255)      $(539)      $(553)      $ 223,172
                           ==========================================================================================


    See accompanying unaudited notes to consolidated financial statements

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                      Nine Months Ended
                                                                   -------------------------
                                                                    Sept. 26,      Sept. 27,
                                                                     1997             1996
                                                                   ---------       ---------
Cash flows from operating activities:

       Net earnings .........................................      $  45,565       $  31,227
                                                                   ---------       ---------

       Adjustments to reconcile net earnings to net cash
         provided by (used in) operations:
         Depreciation and/or amortization of premises and
           equipment, capitalized software, goodwill and
           discount on term debt ............................         11,089           9,703
         Additional vesting of restricted stock shares ......            365             355
         Increase in cash and securities segregated and on
           deposit for regulatory purposes ..................        (28,464)        (62,958)
         (Increase) decrease in receivables:
           Brokers and dealers ..............................       (483,028)        331,554
           Customers, officers and directors ................          2,499          25,870
         (Increase) decrease in securities owned ............            432         (35,082)
         Increase in investments ............................        (87,866)        (25,741)
         (Increase) decrease in other assets ................          2,410         (35,707)
         Increase (decrease) in operating payables:
           Brokers and dealers ..............................        337,169        (212,994)
           Customers ........................................         44,999         (84,418)
         Increase in securities sold, not yet purchased .....         40,446          37,521
         Increase in accrued expenses and other liabilities .         57,730          47,164
         Increase in minority interest ......................          3,123           2,423
                                                                   ---------       ---------

           Total adjustments ................................        (99,096)         (2,310)
                                                                   ---------       ---------

           Net cash provided by (used in) operating
             activities......................................        (53,531)         28,917
                                                                   ---------       ---------


                             Continued on next page.


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                              Nine Months Ended
                                                                          ------------------------
                                                                          Sept. 26,       Sept. 27,
                                                                             1997           1996
                                                                          ---------       --------
Cash flows from financing activities:

        Net proceeds from (payments on):
        Additional term debt .......................................         99,722             --
        Repurchase of treasury stock ...............................        (21,143)       (24,690)
        Dividends paid .............................................         (1,500)        (1,360)
        Redemption of rights .......................................             --            (55)
        Exercise of stock options ..................................          1,378          2,652
        Issuance of common stock shares ............................            882            826
        Issuance of restricted shares ..............................             --            496
        Capital Accumulation Plan distributions ....................          1,797             --
        Change in proportionate share of subsidiary's equity .......            826         (1,115)
                                                                          ---------       --------

                Net cash (used in) provided by financing activities          81,962        (23,246)
                                                                          ---------       --------

Cash flows from investing activities -
  purchase of premises and equipment ...............................        (21,182)        (9,491)
                                                                          ---------       --------

Effect of foreign currency translation on cash .....................           (443)             7
                                                                          ---------       --------

                Net increase (decrease) in cash and cash equivalents          6,806         (3,813)

Cash and cash equivalents - beginning of period ....................        114,142         68,318
                                                                          ---------       --------

Cash and cash equivalents - end of period ..........................      $ 120,948       $ 64,505
                                                                          =========       ========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest .......................................................      $  42,327       $ 27,873
                                                                          =========       ========
    Income taxes ...................................................      $  42,648       $ 32,333
                                                                          =========       ========


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

      All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company's annual report for the year ended December 31, 1996.

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

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

      Receivable from and payable to brokers and dealers consists of the following as of September 26, 1997 (in thousands of dollars):

Receivable from brokers and dealers:
     Securities borrowed ...........      $1,398,536
     Other .........................          50,117
                                          ----------
                                          $1,448,653
                                          ==========
Payable to brokers and dealers:
     Securities loaned .............      $1,119,400
     Other .........................          23,482
                                          ----------
                                          $1,142,882
                                          ==========

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

      The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of September 26, 1997 (in thousands of dollars):


                                                        Securities
                                                           Sold,
                                           Securities     Not Yet
                                              Owned       Purchased
                                            --------      --------
Corporate equity securities ............    $128,025      $124,595
High-yield securities ..................      20,800        34,029
Corporate debt securities ..............      18,513         1,428
U.S. Government and agency obligations..      25,474         4,090
Other ..................................       4,526           619
                                            --------      --------
                                            $197,338      $164,761
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

      Jefferies monitors its risk by maintaining its securities positions at or below certain pre-established levels.

INVESTMENTS

      Investments consist of the following as of September 26, 1997 (in thousands of dollars):


Debt and equity investments ...........      $ 62,659
Partnership interests .................        60,447
Equity and debt interests in affiliates        15,369
                                             --------
                                             $138,475
                                             ========

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of September 26, 1997 (in thousands of dollars):


Cash in banks ..........    $ 20,782
Short term investments..     100,166
                            --------
                            $120,948
                            ========


TERM DEBT

In August 1997, the Company issued $100 million face value of 7-1/2% Senior Notes, due 2007, at a discount of $278,000, with an effective rate of 7.54%.

MINORITY INTEREST

Minority interest represents the minority stockholders' proportionate share of the equity of ITGI. At September 26, 1997, Jefferies Group, Inc. owned approximately 83% of ITGI's common stock.

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

      Net capital changes from day to day, but as of September 26, 1997, Jefferies', ITG's and W & D's net capital was $131.1 million, $24.7 million and $1.1 million, respectively, which exceeded minimum net capital requirements by $127.3 million, $24.5 million and $827,000, respectively.

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

Dividends per Common Share (declared and paid):


                     1st Qtr.       2nd Qtr.        3rd Qtr.
                     --------       --------        --------
      1997........      $.050          $.050           $.050
      1996........      $.025          $.050           $.050

OFF-BALANCE SHEET RISK

      In the normal course of business, the Company had letters of credit outstanding aggregating $20.9 million at September 26, 1997, to satisfy various collateral requirements in lieu of depositing cash or securities.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NASDAQ MARKET-MAKERS ANTITRUST LITIGATION

      In re Nasdaq Market-Makers Antitrust Litigation. Beginning in July 1994, antitrust class actions were commenced against Jefferies and 33 other defendants in various federal courts (the "Lawsuits"). In October 1994, the Lawsuits were consolidated alleging the defendants violated antitrust laws by conspiring to fix the spread paid to trade in certain Nasdaq securities. In order to avoid the uncertainties of litigation Jefferies has entered into a settlement agreement which has received the preliminary approval of the United States District Court for the Southern District of New York (the "Court"), but which is still subject to final approval of the Court. The amount of the settlement has been previously provided for and will not have a material adverse effect on the Company's statement of earnings.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

      Total assets increased $611.0 million from $1,568.1 million at December 31, 1996 to $2,179.1 million at September 26, 1997. The increase in assets is mostly due to an increase in securities borrowed (included in receivable from brokers and dealers) and an increase in investments. The increase in securities borrowed is related to an increase in securities loaned (included in payable to brokers and dealers). During August 1997, the Company issued $100 million face value of 7-1/2% Senior Notes, due 2007.

FIRST THREE QUARTERS 1997 VERSUS FIRST THREE QUARTERS 1996

      Revenues, net of interest expense, increased 41% to $508.8 million, compared to $359.8 million for the first nine months of 1996. The increase was due primarily to an $81.8 million, or 129%, increase in corporate finance, a $44.2 million, or 25%, increase in commissions, and a $24.2 million, or 22%, increase in principal transactions. Commission revenues increased, led by ITG, the Equities Division and the International Division. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division, the Taxable Fixed Income Division and the International Division. Corporate finance revenues benefited from increased debt financing deals. Net interest income (interest revenues less interest expense) decreased $1.6 million as the increase in income on securities borrowed, partially offset by decreases in margin interest income and investment interest income, was outpaced by the increase in expense on securities loaned and subordinated loans.

      Total non-interest expenses increased 42% to $425.5 million, compared to $300.2 million for the first nine months of 1996. Compensation and benefits increased $93.9 million, or 50%, mostly due to higher incentive based compensation accruals. Other expense increased $10.4 million, or 28%, largely due to higher soft dollar expenses and increased consulting expenses. Telecommunications and data processing services increased $8.1 million, or 33%, primarily due to increased trade volume, personnel, and system upgrades. Floor brokerage and clearing fees increased $6.2 million, or 31%, due to increased volume of business executed on the various exchanges. Occupancy and equipment rental increased $3.2 million, or 27%, largely due to office space relocation and expansion in several divisions. Travel and promotional increased $2.7 million, or 23%, largely due to increased business travel related to corporate finance activities. Software royalties increased $752,000, or 12%, due to higher POSIT(R) commission revenues.

      Earnings before income taxes and minority interest were up 40% to $83.3 million, compared to $59.7 million for the same prior year period. The effective tax rate was approximately 41% for the first nine months of 1997 versus approximately 43% for the first nine months of 1996. The reduction in the effective tax rate was due largely to a reversal of deferred taxes related to ITGI shares that were repurchased during 1997.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      Minority interest (approximately 17% of the earnings of ITGI) was $3.7 million for the first nine months of 1997 as compared to $3.0 million in the comparable 1996 period. The increase in minority interest expense was due to increased ITGI earnings.

      Primary earnings per share were $4.01 for the first nine months of 1997 on 11,155,000 shares compared to $2.62 in the 1996 period on 11,818,000 shares. Fully diluted earnings per share were $3.99 for the first nine months of 1997 on 11,218,000 shares compared to $2.61 in the 1996 period on 11,858,000 shares.

THIRD QUARTER 1997 VERSUS THIRD QUARTER 1996

      Revenues, net of interest expense, increased 39% to $173.5 million, compared to $124.7 million for the third quarter of 1996. The increase was due primarily to a $26.9 million, or 123%, increase in corporate finance, a $16.0 million, or 28%, increase in commissions, and a $6.8 million, or 17%, increase in principal transactions. Commission revenues increased, led by the Equities Division, ITG and the International Division. Revenues from principal transactions increased primarily due to increased trading gains in the International Division and the Equities Division. Corporate finance revenues benefited from increased debt financing deals. Net interest income was comparable to the third quarter of 1996.

      Total non-interest expenses increased 42% to $147.1 million, compared to $103.2 million for the third quarter of 1996. Compensation and benefits increased $32.4 million, or 50%, mostly due to higher incentive based compensation accruals. Other expense increased $4.4 million, or 35%, largely due to higher soft dollar expenses and increased consulting expenses. Telecommunications and data processing services increased $2.7 million, or 32%, primarily due to increased trade volume, personnel, and system upgrades. Floor brokerage and clearing fees increased $1.7 million, or 25%, due to increased volume of business executed on the various exchanges. Occupancy and equipment rental increased $1.3 million, or 28%, largely due to office space relocation and expansion in several divisions. Travel and promotional increased $1.3 million, or 33%, largely due to increased business travel related to corporate finance activities. Software royalties were comparable to the third quarter of 1996.

      Earnings before income taxes and minority interest were up 23% to $26.4 million, compared to $21.5 million for the same prior year period. The effective tax rate was approximately 41% for the third quarter of 1997 versus approximately 42% for the third quarter of 1996.

      Minority interest (approximately 17% of the earnings of ITGI) was $1.1 million for the third quarter of 1997 as compared to $1.0 million in the comparable 1996 period. The increase in minority interest expense was due to increased ITGI earnings.

      Primary earnings per share were $1.27 for the third quarter of 1997 on 11,150,000 shares compared to $0.98 in the 1996 period on 11,623,000 shares. Fully diluted earnings per share were $1.27 for the third quarter of 1997 on 11,171,000 shares compared to $0.97 in the 1996 period on 11,662,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

      Net capital changes from day to day, but as of September 26, 1997, Jefferies', ITG's and W & D's net capital was $131.1 million, $24.7 million and $1.1 million, respectively, which exceeded minimum net capital requirements by $127.3 million, $24.5 million and $827,000, respectively.

      In August 1997, the Company issued $100 million face value of 7-1/2% Senior Notes, due 2007, at a discount of $278,000, with an effective rate of 7.54%.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

      During the first nine months of 1997, the Company repurchased 496,513 shares (including 139,600 shares purchased in connection with the Company's Capital Accumulation Plan) of its common stock versus 824,651 shares (including 163,612 shares purchased in connection with the Company's Capital Accumulation
Plan) for the comparable 1996 period.

      During the third quarter of 1997, the Company repurchased 47,258 shares (including 45,400 shares purchased in connection with the Company's Capital Accumulation Plan) of its common stock versus 197,178 shares (including 46,500 shares purchased in connection with the Company's Capital Accumulation Plan) for the comparable 1996 period.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

REVENUES BY SOURCE

      The Company's principal activities, securities brokerage and the trading of and market-making in securities, are highly competitive. The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a breakdown of total revenues by source for the nine months and three months ended September 26, 1997 and September 27, 1996.


                                                                           Nine Months Ended
                                                         -----------------------------------------------------
                                                             September 26,                  September 27,
                                                                 1997                             1996
                                                         ---------------------           ---------------------
                                                                          % of                           % of
                                                                          Total                           Total
                                                          Amount        Revenues          Amount        Revenues
                                                         --------       --------         --------       --------
                                                                          (Dollars in thousands)
Commissions and principal transactions:
      Equities ................................          $158,158           29%          $129,588           33%
      Investment Technology Group .............           102,097           18             83,487           22
      International ...........................            42,664            8             33,108            9
      Taxable Fixed Income ....................            26,116            5             20,023            5
      Convertible .............................             6,329            1              5,747            2
      Other proprietary trading ...............            17,479            3             12,479            3
                                                         ---------------------           ---------------------
         Total ................................           352,843           64            284,432           74
Corporate finance .............................           145,348           26             63,542           16
Interest ......................................            52,430            9             36,180            9
Other .........................................             4,171            1              3,824            1
                                                         ---------------------           ---------------------
         Total revenues .......................          $554,792          100%          $387,978          100%
                                                         =====================           =====================


                                                                           Three Months Ended
                                                         -----------------------------------------------------
                                                             September 26,                  September 27,
                                                                 1997                             1996
                                                         ---------------------           ---------------------
                                                                          % of                           % of
                                                                          Total                           Total
                                                          Amount        Revenues          Amount        Revenues
                                                         --------       --------         --------       --------
                                                                          (Dollars in thousands)
Commissions and principal transactions:
      Equities ................................          $ 53,002           28%          $ 42,186           32%
      Investment Technology Group .............            34,177           18             29,346           22
      International ...........................            15,917            8              9,375            7
      Taxable Fixed Income ....................             8,559            4             11,291            9
      Convertible .............................             2,178            1              1,880            1
      Other proprietary trading ...............             7,078            4              4,037            3
                                                         ---------------------           ---------------------
         Total ................................           120,911           63             98,115           74
Corporate finance .............................            48,734           25             21,846           16
Interest ......................................            21,054           11             11,212            8
Other .........................................             1,321            1              2,186            2
                                                         ---------------------           ---------------------
         Total revenues .......................          $192,020          100%          $133,359          100%
                                                         =====================           =====================

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

      In re Nasdaq Market-Makers Antitrust Litigation. Beginning in July 1994, antitrust class actions were commenced against Jefferies and 33 other defendants in various federal courts (the "Lawsuits"). Following the filing of the Lawsuits, the Antitrust Division of the United States Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") commenced investigations into certain issues related to the allegations of the Lawsuits. In August 1996, the DOJ entered into an antitrust consent decree with 24 defendants who are market makers in Nasdaq stocks. Jefferies was neither asked nor required to settle with the DOJ. Shortly after the DOJ settlement, the SEC filed a Section 21(a) report against the NASD, criticizing various practices by market makers, and the NASD for failing to adequately police or discipline the market makers for those practices. However, the SEC did not take any action at that time against the market maker firms. Jefferies has been informed that the SEC is continuing its investigation of the market maker firms.

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

      In November 1996 and by further order of April 1997, the Court granted the plaintiffs' motion to certify a class. Discovery will now proceed as appropriate. Jefferies denies any wrongdoing. In order to avoid the uncertainties of litigation, Jefferies has entered into a settlement agreement which received the preliminary approval of the Court on October 15, 1997, but which is still subject to final approval of the Court. The amount of the settlement has been previously provided for and will not have a material adverse effect on the Company's statement of earnings.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

             11.     Computation of Earnings Per Share (page 16 attached)

   (b) Reports on Form 8-K.

             There were no reports filed on Form 8-K during the quarter ended September 26, 1997.

                                   EXHIBIT 11
                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
              (AMOUNTS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                                             Three Months Ended            Nine Months Ended
                                                          -----------------------       -----------------------
                                                          Sept. 26,      Sept. 27,      Sept. 26,      Sept. 27,
                                                           1997            1996           1997           1996
                                                          --------       --------       --------       --------
Net Earnings .......................................      $ 14,420       $ 11,455       $ 45,565       $ 31,227
   Adjustment to subsidiary earnings - common
     stock equivalents on subsidiary ...............          (267)          (112)          (789)          (320)
                                                          --------       --------       --------       --------
   Adjusted earnings ...............................      $ 14,153       $ 11,343       $ 44,776       $ 30,907
                                                          ========       ========       ========       ========


Shares of common stock and common stock equivalents:
   Average number of common shares .................        10,009         10,715         10,049         10,951

   Average common stock equivalent shares
     related to employee stock based plans .........         1,141            908          1,106            867
                                                          --------       --------       --------       --------

   Average shares used in primary computation ......        11,150         11,623         11,155         11,818

   Adjust average common stock equivalents to
     period-end market price, if higher than
     average price .................................            21             39             63             40
                                                          --------       --------       --------       --------

   Average shares used in fully diluted computation         11,171         11,662         11,218         11,858
                                                          ========       ========       ========       ========


Earnings per share:
   Primary .........................................      $   1.27       $   0.98       $   4.01       $   2.62
                                                          ========       ========       ========       ========
   Fully diluted ...................................      $   1.27       $   0.97       $   3.99       $   2.61
                                                          ========       ========       ========       ========

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 JEFFERIES GROUP, INC.
                                                      (Registrant)



Date:     November 7, 1997             By:         /s/   Clarence T. Schmitz
      ------------------------                 -----------------------------
                                                   Clarence T. Schmitz
                                                   Chief Financial Officer