Form 10-K
period 1997-12-31
JEFFERIES GROUP INC
filed 1998-03-18
CIK 717867

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________


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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                 COMMON STOCK, $.01 PAR VALUE (TITLE OF CLASS)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the common stock held by nonaffiliates of the registrant. $865,304,648 as of March 16, 1998.

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practical date. 20,775,495 shares as of the close of business March 16, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
                          See list on following page.

                           LOCATION OF EXHIBIT INDEX
        The index of exhibits is contained in Part IV herein on page 40.
================================================================================

                             JEFFERIES GROUP, INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                         PAGE
                                                                         -----
Item 1.   Business....................................................       1
Item 2.   Properties..................................................       6
Item 3.   Legal Proceedings...........................................       6
Item 4.   Submission of Matters to a Vote of Security Holders.........       6

                                   PART II
          Market for the Registrant's Common Stock and Related
Item 5.   Security Holder Matters.....................................       7
Item 6.   Selected Financial Data.....................................       8
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................       9
Item 8.   Financial Statements and Supplementary Data.................      14
Item 9.   Disagreements on Accounting and Financial Disclosure........      40

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........      40
Item 11.  Executive Compensation......................................      40
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................      40
Item 13.  Certain Relationships and Related Transactions..............      40

                                   PART IV
          Exhibits, Financial Statements, Schedules and Reports on
Item 14.  Form 8-K....................................................      40

                      DOCUMENTS INCORPORATED BY REFERENCE

                     TITLE OF DOCUMENT                        PART OF FORM 10-K
                     -----------------                        -----------------
Proxy Statement relating to 1998 Annual Meeting of
  Shareholders (to be filed)................................    Part III

                Exhibit Index located on page 40 of this report.

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

     As of December 31, 1997, the Company and its subsidiaries had 1,086 full-time employees, including 521 representatives registered with NASD Regulation, Inc. ("NASDR"). The Company's executive offices are located at 11100 Santa Monica Boulevard, Los Angeles, California 90025, and its telephone number is (310) 445-1199.

JEFFERIES & COMPANY, INC.

     Jefferies & Company, Inc. ("Jefferies") was founded in 1962 and is engaged in equity, convertible debt and taxable fixed income securities brokerage and trading and corporate finance. Jefferies is one of the leading national firms engaged in the distribution and trading of blocks of equity securities both on the national securities exchanges and in the "third market." The term "third market" refers to transactions in listed equity securities effected away from national securities exchanges. Jefferies' revenues are derived primarily from commission revenues and market making or trading as principal in equity, taxable fixed income and convertible securities with or on behalf of institutional investors, with the balance generated by corporate finance and other activities. Jefferies has continued to add to its equity research capabilities and currently provides equity research in the areas of energy, health care, telecommunications, consumer, real estate (including real estate investment trusts [REITS]), gaming and entertainment, business services, and financial services.

INVESTMENT TECHNOLOGY GROUP, INC.

     Investment Technology Group, Inc. is a holding company which is publicly traded (Nasdaq: ITGI) and is approximately 82% owned by Jefferies Group, Inc. Its wholly-owned subsidiary, ITG Inc. ("ITG"), provides automated equity trading services and transaction research to institutional investors and brokers. ITG, a full service execution firm, utilizes transaction processing technology to increase the effectiveness and lower the cost of institutional and other trading. With an emphasis on ongoing research, ITG offers the following services: ITG POSIT, an electronic stock crossing system; ITG QuantEX, a decision-support and routing system; Electronic Trading Desk Services, offering customers trading capabilities through the ITG trading desk, which utilizes multiple sources of liquidity; ITG Platform, a PC based routing system; and ITG ISIS, a set of analytical tools for systematically lowering transaction costs.

JEFFERIES INTERNATIONAL LIMITED AND JEFFERIES PACIFIC LIMITED

     Jefferies International Limited ("JIL"), a broker-dealer subsidiary of the Company, was incorporated in 1986 in England. JIL is a member of The International Stock Exchange and The Securities and Futures Authority. JIL introduces customers trading in U.S. securities to Jefferies and also trades as a broker-dealer in international equity and convertible securities and American Depositary Receipts ("ADRs"). In 1995, JIL formed a wholly owned Swiss subsidiary, Jefferies (Switzerland) Ltd. In 1996, JIL formed a wholly-owned English subsidiary, Jefferies (Japan) Limited, which maintains a branch office in Tokyo.

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

COMMISSION BUSINESS

     A substantial portion of the Company's revenues is derived from customer commissions on brokerage transactions in equity (primarily listed) and debt securities for domestic and international investors such as investment advisors, banks, mutual funds, insurance companies and pension and profit sharing plans. Such investors normally purchase and sell securities in block transactions, the execution of which requires special marketing and trading expertise. Jefferies is one of the leading national firms in the execution of equity block transactions, and believes that its institutional customers are attracted by the quality of Jefferies' execution (with respect to considerations of quantity, timing and price) and its competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors. In addition to domestic equity securities, the Company executes transactions in taxable fixed income securities, domestic and international convertible securities, international equity securities, ADRs, options, preferred stocks, financial futures and other similar products.

     All of Jefferies' equity account executives are electronically interconnected through a system permitting simultaneous verbal and graphic communication of trading and order information by all participants. Jefferies believes that its execution capability is significantly enhanced by this system, which permits its account executives to respond to each other and to negotiate order indications directly with customers rather than through a separate trading department.

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

     Equities. The Equities Division of Jefferies makes markets in over 400 over-the-counter equity and ADR securities, and trades securities for its own account, as well as to accommodate customer transactions.

The Equities and International Divisions engage in hedged trading involving securities listed or traded in both domestic and foreign markets.

     Taxable Fixed Income. The Taxable Fixed Income Division of Jefferies trades high grade and non-investment grade public and private debt securities. The Division specializes in trading and making markets in over 300 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. At December 31, 1997, the aggregate long and short market value of these positions was $59.3 million and $52.3 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are generally available from a small number of dealers.

     Convertible Securities and Warrants. Jefferies also trades domestic and international convertible securities and warrants and assists corporate and institutional clients in identifying attractive investments in these securities and warrants.

     Other Proprietary Trading. Jefferies invests in statistically-defined market-neutral strategies in the equities markets and in merger-related arbitrage activities. Jefferies conducts these activities through relationships with independent management firms pursuant to which the Company delegates investment decisions to the managers. In addition, the Company has investments in partnerships and mutual funds as well as other relationships with independent management firms which contribute to revenues from principal transactions.

CORPORATE FINANCE

     Jefferies' Corporate Finance Division offers corporations (primarily middle market growth companies) a full range of financial advisory service as well as debt, equity, and convertible financing service. Products include acquisition financing, bridge and senior loan financing, private placements and public offerings of debt and equity securities, debt refinancings, restructuring, merger and acquisition and exclusive sales advice, structured financings and securitizations, consent and waiver solicitations, and company and bondholder representations in corporate restructurings. Its research department covers 250 companies in 10 industries.

     Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed upon purchase price. In addition, under the Securities Act of 1933 and other laws and court decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and Jefferies' underwriting commitments may be limited by the requirement that it must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission (the "Commission").

     Jefferies intends to continue to pursue opportunities for its corporate customers which may require it to finance and/or underwrite the issuance of securities. Under circumstances where Jefferies is required to act as an underwriter or to trade on a proprietary basis with its customers, Jefferies may assume greater risk than would normally be assumed in certain other principal transactions.

INTEREST

     Jefferies derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses, in connection with its securities borrowed/securities loaned activity. Jefferies also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments.

     Securities Borrowed/Securities Loaned. In connection with both its trading and brokerage activities, Jefferies borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. Jefferies has an active securities borrowed and lending matched book business ("Matched Book"), in which Jefferies borrows securities from one party and lends them to another party. When Jefferies borrows securities, Jefferies provides cash to the lender as collateral, which is reflected in the Company's financial statements as receivable from brokers and dealers. Jefferies earns interest revenues on this cash collateral. Similarly, when Jefferies lends securities to another party, that party provides cash to Jefferies as collateral, which is reflected in the Company's financial statements as payable to brokers and dealers. Jefferies pays interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of the Jefferies' interest revenues and interest expense results from the Matched Book activity.

     Margin Lending. Customers' transactions are executed on either a cash or margin basis. In a margin transaction, Jefferies extends credit to the customer, collateralized by securities and cash in the customer's account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit.

     In permitting a customer to purchase securities on margin, Jefferies is subject to the risk that a market decline could reduce the value of its collateral below the amount of the customer's indebtedness and that the customer might otherwise be unable to repay the indebtedness.

     In addition to monitoring the creditworthiness of its customers, Jefferies also considers the trading liquidity and volatility of the securities it accepts as collateral for its margin loans. Trading liquidity and volatility may be dependent, in part, upon the market on which the security is traded, the number of outstanding shares of the issuer, events affecting the issuer and/or securities markets in general, and whether or not there are any legal restrictions on the sale of the securities. Certain types of securities have historical trading patterns which may assist Jefferies in making its evaluation. Historical trading patterns, however, may not be good indicators over relatively short time periods or in markets which are affected by unusual or unexpected developments. Jefferies considers all of these factors at the time it agrees to extend credit to customers and continues to review its extensions of credit on an ongoing basis.

     The majority of Jefferies' margin loans are made to United States citizens or to corporations which are domiciled in the United States. Jefferies may extend credit to investors or corporations who are citizens of foreign countries or who may reside outside the United States. Jefferies believes that should such foreign investors default upon their loans with Jefferies and should the collateral for those loans be insufficient to satisfy the investors' obligations to Jefferies, Jefferies may experience more difficulty in collecting investors' outstanding indebtedness than would be the case if investors were citizens or residents of the United States.

     Although Jefferies attempts to minimize the risk associated with the extension of credit in margin accounts, there is no assurance that the assumptions on which Jefferies bases its decisions will be correct or that Jefferies is in a position to predict factors or events which will have an adverse impact on any individual customer or issuer, or the securities markets in general.

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

REGULATION

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally the NASDR and the securities exchanges, are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the Commission. Securities firms are also subject to regulation by state securities commissions in those states in which they do business. Jefferies is registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico. ITG is registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico. W & D is registered as a broker-dealer in 3 states.

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

     Compliance with applicable net capital rules could limit operations of Jefferies or ITG, such as underwriting and trading activities, that require use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by Jefferies, ITG or W & D to the Company. As of December 31, 1997, Jefferies', ITG's and W & D's net capital was $96.8 million, $35.0 million and $1.3 million, respectively, which exceeded minimum net capital requirements by $91.4 million, $34.8 million and $1.0 million, respectively. See note 16 of Notes to Consolidated Financial Statements.

JEFFERIES GROUP, INC. AND INVESTMENT TECHNOLOGY GROUP, INC. ANNOUNCE INTENTION TO CONSIDER SEPARATING INTO TWO INDEPENDENT COMPANIES.

     See Item 7. Management's discussion and analysis of financial condition and results of operations for discussion of management's intention to consider separating into two independent companies.

ITEM 2. PROPERTIES.

     The Company maintains sales offices in Los Angeles, New York, Short Hills, Chicago, Dallas, Boston, Atlanta, New Orleans, Houston, San Francisco, Stamford, London, Hong Kong, Zurich and Tokyo. In addition, the Company maintains operations offices in Los Angeles and Jersey City. The Company leases all of its office space which management believes is adequate for the Company's business. For information concerning leasehold improvements and rental expense, see notes 1, 7 and 13 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

     In re Nasdaq Market-Makers Antitrust Litigation. In July 1994, antitrust class actions were commenced against Jefferies and 33 other defendants in various federal courts (the "Lawsuits"). Following the filing of the Lawsuits, the Antitrust Division of the United States Department of Justice ("DOJ") and the Commission commenced investigations into certain issues related to the allegations of the Lawsuits. In August 1996, the DOJ entered into an antitrust consent decree with 24 defendants who are market makers in Nasdaq stocks. Jefferies was neither asked nor required to settle with the DOJ. Shortly after the DOJ settlement, the Commission filed a Section 21(a) report against the National Association of Securities Dealers, Inc. ("NASD"), criticizing various practices by market makers and the NASD for failing to police adequately or discipline the market makers for those practices. However, the Commission did not take any action at that time against the market maker firms.

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

     In order to avoid the uncertainties of litigation, Jefferies entered into a settlement agreement which received the preliminary approval of the Court on October 15, 1997, but which is still subject to final approval of the Court. The amount of the settlement was previously provided for in reserves and will not have a material adverse effect on Jefferies.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS.

     The Company's Common Stock began trading on the NYSE on March 15, 1996, under the symbol JEF. Previously, the Common Stock traded in the Nasdaq National Market System under the symbol JEFG. The following table sets forth for the periods indicated, the range of high and low prices per share for the Common Stock as reported by the NYSE. All price range and dividends per share information has been restated to retroactively reflect the effect of the two-for-one stock splits declared by the Board of Directors on November 19, 1997 and March 2, 1996.

                                                               HIGH     LOW
                                                              ------   ------
1997
  First Quarter.............................................  $24.13   $19.38
  Second Quarter............................................   30.38    20.00
  Third Quarter.............................................   38.16    26.63
  Fourth Quarter............................................   48.00    31.88
1996
  First Quarter.............................................   17.25    11.13
  Second Quarter............................................   18.50    14.69
  Third Quarter.............................................   18.25    13.13
  Fourth Quarter............................................   20.38    17.13

     There were approximately 307 holders of record of the Company's Common Stock at December 31, 1997.

     In 1988, the Company instituted a policy of paying regular quarterly cash dividends. There are no restrictions on the Company's present ability to pay dividends on Common Stock, other than the applicable provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

                                           FIRST     SECOND      THIRD     FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER
                                          -------    -------    -------    -------
1997....................................  $.0250     $.0250     $.0250     $.0500
1996....................................  $.0125     $.0250     $.0250     $.0250

ITEM 6. SELECTED FINANCIAL DATA.

     The selected data presented below as of and for each of the years in the five-year period ended December 31, 1997, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent auditors. Such data should be read in connection with the consolidated financial statements contained on pages 15 through 39. All share and per share information has been restated to retroactively reflect the effect of the two-for-one stock splits declared by the Board of Directors on November 19, 1997 and March 2, 1996. Earnings per share information has been restated to retroactively reflect the adoption of Statement of Financial Accounting Standards No. 128.

                                                                                YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------------
                                                                1997         1996         1995         1994         1993
                                                             ----------   ----------   ----------   ----------   ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
EARNINGS STATEMENT DATA
Revenues:
  Commissions..............................................  $  282,317   $  222,048   $  165,610   $  144,208   $  130,238
  Principal transactions...................................     177,214      143,912       97,954       67,013       83,361
  Corporate finance........................................     228,640       97,870       72,003       39,818       72,442
  Interest.................................................      70,740       47,803       65,792       51,223       21,693
  Other....................................................       5,593        4,993        4,228        1,902        2,512
                                                             ----------   ----------   ----------   ----------   ----------
    Total revenues.........................................     764,504      516,626      405,587      304,164      310,246
Interest expense...........................................      61,466       37,852       54,365       41,626       17,457
                                                             ----------   ----------   ----------   ----------   ----------
Revenues, net of interest expense..........................     703,038      478,774      351,222      262,538      292,789
                                                             ----------   ----------   ----------   ----------   ----------
Non-interest expenses:
  Compensation and benefits................................     409,979      264,041      195,278      145,372      167,546
  Floor brokerage and clearing fees........................      35,066       27,323       20,273       18,660       15,925
  Telecommunications and data processing services..........      47,192       35,177       24,960       20,997       19,040
  Occupancy and equipment rental...........................      21,297       17,207       15,993       14,271       12,757
  Travel and promotional...................................      19,207       13,541       10,296        8,909        8,587
  Software royalties.......................................       9,853        8,805        5,987        5,028        4,026
  Other....................................................      44,494       29,493       25,197       18,522       17,564
                                                             ----------   ----------   ----------   ----------   ----------
    Total non-interest expenses............................     587,088      395,587      297,984      231,759      245,445
                                                             ----------   ----------   ----------   ----------   ----------
Operating income...........................................     115,950       83,187       53,238       30,779       47,344
Other income:
  Gain on initial public offering of Investment Technology
    Group, Inc. ...........................................          --           --           --        8,257           --
                                                             ----------   ----------   ----------   ----------   ----------
Earnings before income taxes, minority interest and
  cumulative effect of change in accounting principle......     115,950       83,187       53,238       39,036       47,344
Income taxes...............................................      47,677       35,438       21,911       17,568       19,755
                                                             ----------   ----------   ----------   ----------   ----------
Earnings before minority interest and cumulative effect of
  change in accounting principle...........................      68,273       47,749       31,327       21,468       27,589
Minority interest..........................................       4,706        4,189        2,798        1,244           --
                                                             ----------   ----------   ----------   ----------   ----------
Earnings before cumulative effect of change in accounting
  principle................................................      63,567       43,560       28,529       20,224       27,589
Cumulative effect on prior years of change in accounting
  principle................................................          --           --           --           --        1,358
                                                             ----------   ----------   ----------   ----------   ----------
    Net earnings...........................................  $   63,567   $   43,560   $   28,529   $   20,224   $   28,947
                                                             ==========   ==========   ==========   ==========   ==========
Earnings per share of Common Stock:
  Basic earnings before cumulative effect of accounting
    change.................................................  $     2.95   $     1.90   $     1.23   $     0.84   $     1.39
  Cumulative effect of accounting change...................          --           --           --           --          .07
                                                             ----------   ----------   ----------   ----------   ----------
  Basic earnings...........................................  $     2.95   $     1.90   $     1.23   $     0.84   $     1.46
                                                             ==========   ==========   ==========   ==========   ==========
  Diluted earnings before cumulative effect of accounting
    change.................................................  $     2.80   $     1.84   $     1.19   $     0.81   $     1.17
  Cumulative effect of accounting change...................          --           --           --           --          .05
                                                             ----------   ----------   ----------   ----------   ----------
  Diluted earnings.........................................  $     2.80   $     1.84   $     1.19   $     0.81   $     1.22
                                                             ==========   ==========   ==========   ==========   ==========
Weighted average shares of Common Stock:
  Basic....................................................      21,552       22,980       23,270       23,956       19,766
  Diluted..................................................      22,349       23,410       23,922       24,756       24,664
SELECTED BALANCE SHEET DATA
Total assets...............................................  $2,099,542   $1,568,087   $1,536,969   $1,557,348   $1,388,403
Long-term debt.............................................  $  149,290   $   52,987   $   56,322   $   59,570   $    9,968
Total stockholders' equity.................................  $  242,756   $  195,445   $  186,261   $  163,235   $  144,558
Book value per share of Common Stock.......................  $    11.97   $     9.43   $     8.28   $     7.28   $     6.35
Shares outstanding.........................................      20,286       20,726       22,514       22,420       22,782

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's principal activities, securities brokerage and the trading of and market making in securities, are highly competitive.

     Total assets increased $531.4 million from $1,568.1 million at December 31, 1996 to $2,099.5 million at December 31, 1997. The increase is mostly due to a $304.0 million increase in receivable from brokers and dealers related to securities borrowed. The increase in securities borrowed is mostly a result of an increase in payables to brokers and dealers (related to securities loaned). Investments increased $104.0 million mostly due to increases in partnership interests as well as debt and equity investments (mostly mutual funds). Securities owned and securities sold, not yet purchased increased $47.6 million and $64.4 million, respectively, from December 31, 1996 to December 31, 1997, largely due to an increase in high yield securities.

     Total liabilities increased $484.2 million from $1,372.6 million at December 31, 1996 to $1,856.8 million at December 31, 1997. The increase is largely due to the before-mentioned increases in payable to brokers and dealers and securities sold, not yet purchased, as well as an increase in accrued expenses and other liabilities and long-term debt. Accrued expenses and other liabilities increased $111.0 million or 54%, from December 31, 1996, mostly due to higher bonuses payable. Long-term debt increased $96.3 million mostly due to the net proceeds from Jefferies Group, Inc.'s $100 million face value Senior Note offering.

     The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a summary of revenues by source for the past three years.

                                                          YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------
                                             1997                  1996                  1995
                                      -------------------   -------------------   -------------------
                                                   % OF                  % OF                  % OF
                                                  TOTAL                 TOTAL                 TOTAL
                                       AMOUNT    REVENUES    AMOUNT    REVENUES    AMOUNT    REVENUES
                                      --------   --------   --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Commissions and principal
  transactions:
  Equities Division.................  $199,268      26%     $157,866      31%     $127,227      31%
  Investment Technology Group.......   138,672      18       113,452      22        71,917      18
  International Division............    56,525       7        43,288       8        39,617       9
  Taxable Fixed Income Division.....    34,714       5        28,839       5        11,007       3
  Convertible Division..............     9,336       1         8,132       2         7,155       2
  Other Proprietary Trading.........    21,016       3        14,383       3         6,641       2
                                      --------     ---      --------     ---      --------     ---
          Total.....................   459,531      60       365,960      71       263,564      65
                                      --------     ---      --------     ---      --------     ---
Corporate Finance...................   228,640      30        97,870      19        72,003      18
Interest............................    70,740       9        47,803       9        65,792      16
Other...............................     5,593       1         4,993       1         4,228       1
                                      --------     ---      --------     ---      --------     ---
          Total revenues............  $764,504     100%     $516,626     100%     $405,587     100%
                                      ========     ===      ========     ===      ========     ===

1997 COMPARED TO 1996

     Revenues, net of interest expense, increased $224.3 million, or 47%, in 1997 as compared to 1996. The increase was due to a $130.8 million, or 134%, increase in corporate finance, a $60.3 million, or 27%, increase in commissions, a $33.3 million, or 23%, increase in principal transactions, and a $600,000 increase in other revenues, offset by a $677,000, or 7%, decrease in net interest income (interest revenues less interest expense). Commission revenues increased, led by ITG, the Equities Division, and the International Division. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division, the International Division, and the Taxable Fixed Income Division. Corporate finance revenues benefited from increased debt financing deals. Net interest income decreased as the $22.9 million increase in interest revenues was surpassed by the $23.6 million increase in interest expense. Interest revenues increased due primarily to higher securities borrowed activity. Interest expense increased due primarily to higher securities loaned activity and interest on temporary subordinated loans as well as the new 7 1/2% senior notes.

     Total non-interest expenses increased $191.5 million, or 48%, in 1997 as compared to 1996. Compensation and benefits increased $145.9 million, or 55% primarily due to a $102.6 million increase in performance-based compensation, a $24.5 million increase in sales commissions and an $11.9 million increase in salaries. Salaries increased due largely to expansion in ITG, the Corporate Finance Division, the Equity Research Division and the Equities Division. Other expense increased $15.0 million, or 51%, largely due to higher litigation expenses and reserves. Telecommunications and data processing services increased $12.0 million, or 34%, primarily due to increased trade volume and personnel. Floor brokerage and clearing fees increased $7.7 million, or 28%, mostly due to increased volume of business executed on the various exchanges. Travel and promotional expense increased $5.7 million, or 42%, mostly due to increased business travel. Occupancy and equipment rental increased $4.1 million, or 24%, mostly due to the relocation and addition of office space. Software royalties increased $1.0 million, or 12%, due to an increase in POSIT(R) commissions.

     As a result of the above, earnings before income taxes and minority interest were up $32.8 million, or 39%.

     Net earnings were up 46% to $63.6 million, as compared to $43.6 million in 1996. Minority interest of $4.7 million in 1997 represents approximately 17% of Investment Technology Group, Inc.'s net earnings. The effective tax rate was approximately 41.1% in 1997 compared to approximately 42.6% in 1996. The reduction in the effective tax rate was due largely to a reversal of deferred taxes related to ITGI shares that were repurchased during 1997.

     Basic earnings per share were $2.95 in 1997 on 21.6 million shares compared to $1.90 in 1996 on 23.0 million shares. Diluted earnings per share were $2.80 in 1997 on 22.3 million shares compared to $1.84 in 1996 on 23.4 million shares.

1996 COMPARED TO 1995

     Revenues, net of interest expense, increased $127.6 million, or 36%, in 1996 as compared to 1995. The increase was due to a $56.4 million, or 34%, increase in commissions, a $46.0 million, or 47%, increase in principal transactions, a $25.9 million, or 36%, increase in corporate finance, a $765,000 increase in other revenues, offset by a $1.5 million, or 13%, decrease in net interest income (interest revenues less interest expense). Commission revenues increased, led by ITG, the Equities Division, the International Division and the Convertibles Division. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division, the Taxable Fixed Income Division, the Analytical Trading Division and the International Division. Corporate finance revenues grew due to an increase in equity underwritings and advisory fees. Other revenues increased largely due to a one time expense reimbursement related to prior years. Net interest income decreased as the $18.0 million decrease in interest revenues exceeded the $16.5 million decrease in interest expense. Interest revenues decreased due primarily to lower securities borrowed. The related decrease in interest on securities loaned and customer credit balances only partially offset the drop in interest revenues.

     Total non-interest expenses increased $97.6 million, or 33%, in 1996 as compared to 1995. Compensation and benefits increased $68.8 million, or 35% primarily due to a $30.3 million increase in performance-based compensation, a $19.1 million increase in sales commissions and a $10.2 million increase in salaries. Salaries increased due largely to expansion in ITG, the Corporate Finance Division, the Equity Research Division and the Equities Division. The compensation costs of the Technology Department increased to support expansion and to strengthen the trading and management information systems. Telecommunications and data processing services increased $10.2 million, or 41%, primarily due to increased trade volume and personnel. Floor brokerage and clearing fees increased $7.1 million, or 35%, mostly due to increased volume of business executed on the various exchanges. Travel and promotional expense increased $3.2 million, or 32%, mostly due to increased business travel. Other expense increased $4.3 million, or 17%, largely due to higher consulting, printing and other expenses. Software royalties increased $2.8 million, or 47%, due to an increase in POSIT(R) commissions. Occupancy and equipment rental increased $1.2 million, or 8%, mostly due to the relocation and addition of office space.

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

     Basic earnings per share were $1.90 in 1996 on 23.0 million shares compared to $1.23 in 1995 on 23.3 million shares. Diluted earnings per share were $1.84 in 1996 on 23.4 million shares compared to $1.19 in 1995 on 23.9 million shares.

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

     Jefferies, ITG and W & D are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. Jefferies, ITG and W & D have consistently operated in excess of the minimum requirements. As of December 31, 1997, Jefferies', ITG's and W & D's net capital was $96.8 million, $35.0 million and $1.3 million, respectively, which exceeded minimum net capital requirements by $91.4 million, $34.8 million and $1.0 million, respectively. Jefferies, ITG and W & D use the alternative method of calculating their regulatory net capital.

     During 1997, Jefferies obtained a NASDR approved $200 million revolving credit facility to be used in connection with underwriting activities.

     In 1997, Jefferies Group, Inc. redeemed the remaining $3.6 million face value of its 8.875% Subordinated Notes due 1997 in accordance with sinking fund requirements. In 1997, Jefferies Group, Inc. issued $100 million face value of 7 1/2% Senior Notes due in 2007. Also in 1997, Jefferies Group, Inc. repurchased 1,063,026 shares (including 349,200 shares purchased in connection with the Company's Capital Accumulation Plan) of its Common Stock at prices ranging from $19.39 to $37.41.

     In 1996, Jefferies Group, Inc. redeemed $3.6 million face value of its 8.875% Subordinated Notes due 1997 in accordance with sinking fund requirements. Also in 1996, Jefferies Group, Inc. repurchased 2,320,352 shares (including 414,624 shares purchased in connection with the Company's Capital Accumulation
Plan) of its Common Stock at prices ranging from $11.31 to $18.63.

     The repurchased shares of Common Stock, excluding the shares repurchased in connection with the Company's Capital Accumulation Plan, were mostly retired.

EFFECT OF THE COMMISSION'S ORDER HANDLING RULES

     In late 1996 the Commission adopted a series of rules, referred to as the Commission's Order Handling rules. These rules require market makers to display, in certain circumstances, a customer's limit order. The implementation of these rules was phased in during 1997 and has not materially affected the profitability of Jefferies' activities as a market maker in Nasdaq securities.

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

NEW ACCOUNTING STANDARD ON EARNINGS PER SHARE

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaced the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic earnings per share of common stock are computed by dividing net earnings by the average number of shares outstanding and certain other shares committed to, but not yet issued. Diluted earnings per share of common stock are computed by dividing net earnings by the average number of shares outstanding of common stock and all dilutive common stock equivalents outstanding during the period. EPS information has been restated to retroactively reflect the adoption of SFAS No. 128.

NEW ACCOUNTING STANDARD ON COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

     SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     The Company implemented SFAS No. 130 in 1997. The adoption of SFAS No. 130 did not have any impact on the Company's consolidated financial position, results of operations, or liquidity.

SEGMENT REPORTING

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

     SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Company.

YEAR 2000

     In 1996, the Company developed a plan to deal with the Year 2000 project and began procedures for obtaining Year 2000 compliance with its computer systems, as well as reviewing the systems of outside vendors. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 project is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be approximately $14 million and is being funded through operating cash flows. The Company expects to expense approximately $12 million (including $1.6 million already expensed through December 31, 1997) of the total costs associated with system upgrades and is expecting to capitalize the remaining costs of $2 million associated with the acquisition of new hardware and software.

JEFFERIES GROUP, INC. AND INVESTMENT TECHNOLOGY GROUP, INC. ANNOUNCE INTENTION TO CONSIDER SEPARATING INTO TWO INDEPENDENT COMPANIES

     On March 17, 1998, Jefferies Group, Inc. and Investment Technology Group, Inc. jointly announced that they are considering the separation, through a spin-off and a restructuring, of Jefferies & Company, Inc. and other Jefferies Group, Inc. subsidiaries ("JEFCO") and Investment Technology Group, Inc. ("ITGI").

     If the separation is completed, Jefferies Group, Inc. shareholders will own 100% of JEFCO and approximately 82.3% of ITGI. The public ITGI shareholders will continue to own 17.7% of ITGI. (The ITGI percentage ownership interests could change slightly as a result of ITGI stock repurchases or issuances before the transaction closing date.) The spin-off will be accomplished by a tax-free distribution of 100% of the shares of a new company, JEFCO, to Jefferies Group, Inc. shareholders. Jefferies Group, Inc.'s 15 million shares of ITGI would then be its only asset. The spin-off would be followed immediately by a tax-free merger of Jefferies Group, Inc. and ITGI, with ITGI's public shareholders receiving shares of Jefferies Group, Inc. Jefferies Group, Inc. would then be renamed Investment Technology Group, Inc.

     The spin-off and restructuring transactions are contingent on a number of factors, including receipt of all required Board of Directors and shareholder approvals of Jefferies Group, Inc. and ITGI, receipt of a favorable tax ruling from the Internal Revenue Service and other required regulatory and contractual approvals.

     For an assessment of risk, see Part I, Item 1, Business sections "Principal Transactions," "Corporate Finance," "Interest," and "Competition."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements of Jefferies Group, Inc.
  and Subsidiaries Independent Auditors' Report.............   15
Consolidated Statements of Financial Condition as of
  December 31, 1997 and 1996................................   16
Consolidated Statements of Earnings for the Three Years
  Ended December 31, 1997...................................   17
Consolidated Statements of Changes in Stockholders' Equity
  for the Three Years Ended December 31, 1997...............   18
Consolidated Statements of Cash Flows for the Three Years
  Ended December 31, 1997...................................   19
Notes to Consolidated Financial Statements..................   20

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  JEFFERIES GROUP, INC.:

     We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Los Angeles, California
January 20, 1998, except as to
  note 19 to the consolidated
  financial statements, which
  is as of March 17, 1998

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1997 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1997          1996
                                                              ----------    ----------
                                        ASSETS

Cash and cash equivalents...................................  $  109,488    $  114,142
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
  organizations.............................................      30,977        29,107
Receivable from brokers and dealers.........................   1,269,664       965,625
Receivable from customers, officers and directors...........     166,284       113,872
Securities owned............................................     245,413       197,770
Investments.................................................     154,584        50,609
Premises and equipment......................................      42,828        30,871
Other assets................................................      80,304        66,091
                                                              ----------    ----------
                                                              $2,099,542    $1,568,087
                                                              ==========    ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers and dealers..............................  $  981,705    $  805,713
Payable to customers........................................     202,255       170,384
Securities sold, not yet purchased..........................     188,703       124,315
Accrued expenses and other liabilities......................     318,258       207,281
                                                              ----------    ----------
                                                               1,690,921     1,307,693
Long-term debt..............................................     149,290        52,987
Minority interest...........................................      16,575        11,962
                                                              ----------    ----------
                                                               1,856,786     1,372,642
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 1,000,000
     shares; none issued....................................          --            --
  Common stock, $.01 par value. Authorized 25,000,000
     shares; issued 22,393,910 shares in 1997 and 37,514,124
     shares in 1996.........................................         224           188
  Additional paid-in capital................................          39        62,569
  Retained earnings.........................................     271,589       232,741
  Less:
     Treasury stock, at cost; 2,107,842 shares in 1997 and
      16,788,226 shares in 1996.............................     (26,954)      (99,404)
     Accumulated other comprehensive income (loss):
       Currency translation adjustments.....................        (622)          (96)
       Additional minimum pension liability adjustment......      (1,520)         (553)
                                                              ----------    ----------
     Total accumulated other comprehensive income (loss)....      (2,142)         (649)
                                                              ----------    ----------
       Net stockholders' equity.............................     242,756       195,445
                                                              ----------    ----------
                                                              $2,099,542    $1,568,087
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1997        1996        1995
                                                             --------    --------    --------
REVENUES:
  Commissions..............................................  $282,317    $222,048    $165,610
  Principal transactions...................................   177,214     143,912      97,954
  Corporate finance........................................   228,640      97,870      72,003
  Interest.................................................    70,740      47,803      65,792
  Other....................................................     5,593       4,993       4,228
                                                             --------    --------    --------
     Total revenues........................................   764,504     516,626     405,587
  Interest expense.........................................    61,466      37,852      54,365
                                                             --------    --------    --------
     Revenues, net of interest expense.....................   703,038     478,774     351,222
                                                             --------    --------    --------
NON-INTEREST EXPENSES:
  Compensation and benefits................................   409,979     264,041     195,278
  Floor brokerage and clearing fees........................    35,066      27,323      20,273
  Telecommunications and data processing services..........    47,192      35,177      24,960
  Occupancy and equipment rental...........................    21,297      17,207      15,993
  Travel and promotional...................................    19,207      13,541      10,296
  Software royalties.......................................     9,853       8,805       5,987
  Other....................................................    44,494      29,493      25,197
                                                             --------    --------    --------
     Total non-interest expenses...........................   587,088     395,587     297,984
                                                             --------    --------    --------
Earnings before income taxes and minority interest.........   115,950      83,187      53,238
Income taxes...............................................    47,677      35,438      21,911
                                                             --------    --------    --------
     Earnings before minority interest.....................    68,273      47,749      31,327
Minority interest in earnings of consolidated subsidiaries,
  net......................................................     4,706       4,189       2,798
                                                             --------    --------    --------
     Net earnings..........................................  $ 63,567    $ 43,560    $ 28,529
                                                             ========    ========    ========
EARNINGS PER SHARE:
  Basic....................................................  $   2.95    $   1.90    $   1.23
                                                             ========    ========    ========
  Diluted..................................................  $   2.80    $   1.84    $   1.19
                                                             ========    ========    ========
WEIGHTED AVERAGE SHARES OF COMMON STOCK:
  Basic....................................................    21,552      22,980      23,270
  Diluted..................................................    22,349      23,410      23,922

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                     ACCUMULATED
                                                                 ADDITIONAL                             OTHER            NET
                                                        COMMON    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                                        STOCK     CAPITAL     EARNINGS    STOCK     INCOME (LOSS)      EQUITY
                                                        ------   ----------   --------   --------   -------------   -------------
Balance, December 31, 1994............................   $ 90     $ 51,120    $165,597   $(52,958)     $  (614)       $ 163,235
Exercise of stock options (970,572 shares)............      2        5,613          --         --           --            5,615
Purchase of 1,455,476 shares of treasury stock........     --           --          --    (12,768)          --          (12,768)
Issuance of common stock (319,328 shares).............      1        1,205          --      1,237           --            2,443
Issuance of restricted stock (165,212 shares).........     --          179          --        626           --              805
Capital Accumulation Plan distribution (94,564
  shares).............................................     --           --          --        788           --              788
Increase in proportionate share of subsidiary's equity
  related to subsidiary's purchase of treasury
  stock...............................................     --           --        (766)        --           --             (766)
Comprehensive income:
  Net earnings........................................     --           --      28,529         --           --           28,529
  Other comprehensive income (loss), net of tax:
  Currency translation adjustment.....................     --           --          --         --          (57)             (57)
  Additional minimum pension liability adjustment.....     --           --          --         --         (437)            (437)
                                                                                                       -------        ---------
  Other comprehensive income (loss)...................                                                    (494)            (494)
                                                                                                                      ---------
Comprehensive income..................................     --           --          --         --           --           28,035
Dividends paid ($.05 per share).......................     --           --      (1,126)        --           --           (1,126)
                                                         ----     --------    --------   --------      -------        ---------
Balance, December 31, 1995............................     93       58,117     192,234    (63,075)      (1,108)         186,261
Exercise of stock options (352,460 shares)............      1        2,555          --         97           --            2,653
Purchase of 2,320,352 shares of treasury stock........     --           --          --    (36,766)          --          (36,766)
Issuance of common stock (71,388 shares)..............     --          770          --         --           --              770
Issuance of restricted stock (68,864 shares)..........     --          695          --         --           --              695
Capital Accumulation Plan distribution (39,186
  shares).............................................     --          138          --        340           --              478
Increase in proportionate share of subsidiary's equity
  related to subsidiary's purchase of treasury
  stock...............................................     --           --      (1,115)        --           --           (1,115)
Additional vesting of restricted stock shares.........     --          388          --         --           --              388
Comprehensive income:
  Net earnings........................................     --           --      43,560         --           --           43,560
  Other comprehensive income (loss), net of tax:
  Currency translation adjustment.....................     --           --          --         --          426              426
  Additional minimum pension liability adjustment.....     --           --          --         --           33               33
                                                                                                       -------        ---------
  Other comprehensive income (loss)...................                                                     459              459
                                                                                                                      ---------
Comprehensive income..................................     --           --          --         --           --           44,019
Dividends paid ($.0875 per share).....................     --           --      (1,883)        --           --           (1,883)
Redemption of rights ($.0025 per right)...............     --           --         (55)        --           --              (55)
Two-for-one stock split...............................     94          (94)         --         --                            --
                                                         ----     --------    --------   --------      -------        ---------
Balance, December 31, 1996............................    188       62,569     232,741    (99,404)        (649)         195,445
Exercise of stock options (240,028 shares)............      2        3,431          --         --           --            3,433
Purchase of 1,063,026 shares of treasury stock........     --           --          --    (23,584)          --          (23,584)
Issuance of common stock (41,052 shares)..............     --          879          --          3           --              882
Issuance of restricted stock (198,888 shares).........     --        3,282          --         --           --            3,282
Capital Accumulation Plan distribution (143,228
  shares).............................................     --          508          --      1,289           --            1,797
Retirement of treasury shares (15,600,000 shares).....    (78)     (70,902)    (23,762)    94,742           --               --
Increase in proportionate share of subsidiary's equity
  related to subsidiary's purchase of treasury
  stock...............................................     --           --         (45)        --           --              (45)
Decrease in proportionate share of subsidiary's equity
  related to stock issuances at the subsidiary........     --           --       1,603         --           --            1,603
Additional vesting and tax benefits on restricted
  stock shares........................................     --          384          --         --           --              384
Comprehensive income:
  Net earnings........................................     --           --      63,567         --           --           63,567
  Other comprehensive income (loss), net of tax:
  Currency translation adjustment.....................     --           --          --         --         (526)            (526)
  Additional minimum pension liability adjustment.....     --           --          --         --         (967)            (967)
                                                                                                       -------        ---------
  Other comprehensive income (loss)...................                                                  (1,493)          (1,493)
                                                                                                                      ---------
Comprehensive income..................................                                                                   62,074
Dividends paid ($.125 per share)......................     --           --      (2,515)        --           --           (2,515)
Two-for-one stock split...............................    112         (112)         --         --           --               --
                                                         ----     --------    --------   --------      -------        ---------
Balance, December 31, 1997............................   $224     $     39    $271,589   $(26,954)     $(2,142)       $(242,756)
                                                         ====     ========    ========   ========      =======        =========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                1997         1996        1995
                                                              ---------    --------    ---------
Cash flows from operating activities:
  Net earnings..............................................  $  63,567    $ 43,560    $  28,529
                                                              ---------    --------    ---------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................     16,504      13,644        9,720
    Deferred income taxes...................................     (8,813)    (10,462)      (4,110)
    Additional vesting of restricted stock..................        384         388           --
    (Increase) decrease in cash and securities segregated...     (1,870)    (23,849)       8,000
    (Increase) decrease in receivables:
      Brokers and dealers...................................   (304,039)    152,529       31,516
      Customers, officers and directors.....................    (52,412)     (6,714)      (1,278)
    Increase in securities owned............................    (47,643)    (30,560)     (22,270)
    Increase in investments.................................   (103,975)    (25,452)      (4,066)
    (Increase) decrease in other assets.....................    (16,316)    (38,044)      17,090
    Increase (decrease) in payables:
      Brokers and dealers...................................    175,992     (58,743)      23,623
      Customers.............................................     31,871     (44,171)    (110,841)
    Increase in securities sold, not yet purchased..........     64,388      41,383       22,345
    Increase in accrued expenses and other liabilities......    118,822      83,252       45,708
                                                              ---------    --------    ---------
      Net cash provided by (used in) operating activities...    (63,540)     96,761       43,966
                                                              ---------    --------    ---------
Cash flows from financing activities:
  Net payments on bank loans................................         --          --         (866)
  Issuance of term debt.....................................     99,722          --           --
  Net payments on:
    Repurchase of treasury stock............................    (23,584)    (36,766)     (12,768)
    Redemption of 8 7/8% Subordinated Notes, due 1997.......     (3,576)     (3,576)      (3,576)
    Dividends paid..........................................     (2,515)     (1,883)      (1,126)
    Redemption of rights....................................         --         (55)          --
  Proceeds from exercise of stock options...................      3,433       2,653        5,615
  Increase in minority interest.............................      4,613       3,581        2,245
  Net decrease (increase) in proportionate share of
    subsidiary's equity.....................................      1,558      (1,115)        (766)
  Distribution of Capital Accumulation Plan shares..........      1,797         478          788
  Payments -- repurchase agreements.........................         --          --      (18,696)
  Issuance of restricted shares.............................      3,282         695          805
  Issuance of common shares.................................        882         770        2,443
                                                              ---------    --------    ---------
      Net cash provided by (used in) financing activities        85,612     (35,218)     (25,902)
                                                              ---------    --------    ---------
Cash flows from investing activities -- purchase of premises
  and equipment.............................................    (26,200)    (16,145)     (13,070)
                                                              ---------    --------    ---------
Effect of currency translation on cash......................       (526)        426          (57)
                                                              ---------    --------    ---------
      Net (decrease) increase in cash and cash
       equivalents..........................................     (4,654)     45,824        4,937
Cash and cash equivalents at beginning of year..............    114,142      68,318       63,381
                                                              ---------    --------    ---------
Cash and cash equivalents at end of year....................  $ 109,488    $114,142    $  68,318
                                                              =========    ========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $  58,038    $ 38,522    $  54,934
    Income taxes............................................     52,030      42,724       15,168

Supplemental disclosure of non-cash financing activities:

  In 1995, the additional minimum pension liability included in stockholders' equity of $586 resulted from an increase of $437 to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity. In 1996, the additional minimum pension liability included in stockholders' equity of $553 resulted from a decrease of $33 to accrued expenses and other liabilities and an offsetting increase in stockholders' equity. In 1997, the additional minimum pension liability included in stockholders' equity of $1,520 resulted from an increase of $967 to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity.
          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. (Company) and all subsidiaries, including Jefferies & Company, Inc. (Jefferies) and Investment Technology Group, Inc. (ITGI) and its wholly owned subsidiary, ITG Inc. (ITG). The accounts of W & D Securities, Inc. (W & D) are also consolidated because of the nature and extent of the Company's ownership interest in W & D. The Company and its subsidiaries are primarily engaged in a single line of business as a securities broker-dealer, which includes several types of services, such as principal and agency transactions in equity, convertible debt and taxable fixed income securities, as well as corporate finance activities. Operations of the Company include agency and principal transactions and other securities-related financial services.

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

INVESTMENTS

     Partnership interests are recorded at their initial cost. The carrying values of these investments are adjusted when the adjustment can be supported by quoted market prices, adjusted for liquidity and other relevant factors. In addition, the carrying values are reduced when the Company determines that the estimated realizable value is less than the carrying value based on relevant financial and market information.

     Debt and equity investments consist primarily of mutual funds which are valued at market, based on available quoted prices.

     Equity and debt interests in affiliates are recorded under either the equity or cost method depending on the Company's level of ownership and control.

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

For securities without quoted prices, the reported fair value is estimated using various sources of information, including quoted prices for comparable securities.

     The Company has derivative financial instrument positions in option contracts, foreign exchange forward contracts and index futures contracts which are measured at fair value with gains and losses recognized in earnings. The gross contracted or notional amount of these contracts is not reflected in the consolidated statements of financial condition (see note 14 of the notes to consolidated financial statements.)

PREMISES AND EQUIPMENT

     Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

GOODWILL

     Goodwill, which represents the excess of cost over net assets acquired, is amortized on a straight-line basis over ten to fifteen years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through future operating cash flows of the acquired business.

CAPITALIZED SOFTWARE

     The Company capitalizes software development costs where technological feasibility of the product has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The Company is amortizing capitalized software costs using the straight-line method over one to two years, with an average remaining life of under two years. Amortization begins when the product is available for release to the customers. As of December 31, 1997 and 1996, respectively, the Company had $6.0 million and $3.0 million of capitalized software costs, net of accumulated amortization included in other assets. In 1997, 1996 and 1995, the Company amortized software costs of $1.5 million, $1.4 million, and $894,000, respectively.

     Research and development expenses related to software were $7.1 million, $6.0 million and $4.9 million in 1997, 1996 and 1995, respectively. In 1997, 1996 and 1995, $4.4 million, $1.6 million and $2.1 million, respectively, were capitalized.

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

deferred compensation and unrealized gains and losses on securities owned. Tax credits are recorded as a reduction of income taxes when realized.

CASH EQUIVALENTS

     The Company generally invests its excess cash in money market funds and other short-term investments. At December 31, 1997 and 1996, such cash equivalents amounted to $90,064,000 and $95,650,000, respectively. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days.

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

EARNINGS PER COMMON SHARE

     Basic earnings per share of common stock are computed by dividing net earnings by the average number of shares outstanding and certain other shares committed to, but not yet issued. Diluted earnings per share of common stock are computed by dividing net earnings by the average number of shares outstanding of common stock and all dilutive common stock equivalents outstanding during the period. All shares used in the earnings per share calculations were restated to retroactively reflect the two-for-one stock splits approved by the Board of Directors on November 19, 1997 and March 2, 1996.

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS 128 established new standards for computing and presenting earnings per share. SFAS No. 128 replaced the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the statement of earnings for entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. SFAS 128 did not have a material impact on the Company. Earnings per share information has been restated to retroactively reflect the adoption of Statement of Financial Accounting Standards No. 128.

COMMON STOCK

     On November 19, 1997, the Company's Board of Directors approved a two-for-one split of all of the outstanding shares of the Company's common stock, payable December 15, 1997 to stockholders of record at the close of business on November 28, 1997. The stated par value of each share was not changed from $0.01.

     In addition, the Board of Directors, approved the quarterly cash dividend at $0.05 per share on the approximately 20,000,000 common shares outstanding after the split (effectively doubling the dividend rate).

     On March 2, 1996, the Company's Board of Directors approved a two-for-one split of all of the outstanding shares of the Company's common stock, payable March 29, 1996 to stockholders of record at the close of business on March 15, 1996. The stated par value of each share was not changed from $0.01.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

     In addition, the Board of Directors, approved the quarterly cash dividend at $0.05 per share (pre November 1997 stock split) on the approximately 12,000,000 common shares (pre November 1997 stock split) to be outstanding after the March 2, 1996 split (effectively doubling the dividend rate), as well as repurchase of up to 1 million of the new common shares (pre November 1997 stock split), on the open market or otherwise, from time to time.

     All share, share price and per share information included in the consolidated financial statements has been restated to retroactively reflect the effect of the November 19, 1997 and the March 2, 1996 two-for-one stock splits.

     The amount of common stock shares issued as of December 31, 1996 has been restated to reflect the November 19, 1997 two-for-one stock split. Prior to restatement, the actual amount of common stock shares issued as of December 31, 1996 was 18,757,062 with 25,000,000 common stock shares authorized.

TRANSFERS OF FINANCIAL ASSETS

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 establishes, among other things, new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 also establishes new accounting requirements for pledged collateral. As issued, SFAS No. 125 was to be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and was to be applied prospectively. Earlier or retroactive application of SFAS No. 125 is not permitted. In November 1996, the FASB deferred for one year the effective date of significant provisions of SFAS No. 125. SFAS No. 125 did not have a material impact on the Company.

COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are required to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

     SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

     The Company implemented SFAS No. 130 in 1997. The adoption of SFAS No. 130 did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

SEGMENT REPORTING

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

establishes standards for related disclosures about products and services, geographic areas, and major customers.

     SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

     SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

     SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Company.

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

(2) GOODWILL

     At December 31, 1997 and 1996, excess of purchase price over net assets acquired remaining was $3,556,000 and $2,471,000, net of accumulated amortization of $3,436,000 and $2,811,000, respectively, and is included in other assets.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

(3) RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     The following is a summary of the major categories of receivable from, and payable to, brokers and dealers as of December 31, 1997 and 1996 (in thousands of dollars):

                                                                 1997          1996
                                                              ----------    ----------
Receivable from brokers and dealers:
  Securities borrowed.......................................  $1,197,227    $  919,616
  Other.....................................................      72,437        46,009
                                                              ----------    ----------
                                                              $1,269,664    $  965,625
                                                              ==========    ==========
Payable to brokers and dealers:
  Securities loaned.........................................  $  966,132    $  787,322
  Other.....................................................      15,573        18,391
                                                              ----------    ----------
                                                              $  981,705    $  805,713
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

(4) RECEIVABLE FROM, AND PAYABLE TO, CUSTOMERS, OFFICERS AND DIRECTORS

     The following is a summary of the major categories of receivables from customers, officers and directors as of December 31, 1997 and 1996 (in thousands of dollars):

                                                                1997       1996
                                                              --------   --------
Customers (net of allowance for uncollectible accounts of
  $2,453 in 1997 and $3,051 in 1996)........................  $164,099   $109,924
Officers and directors......................................     2,185      3,948
                                                              --------   --------
                                                              $166,284   $113,872
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

     Uncollectible accounts expense amounted to $1,273,000, $18,000 and $81,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and is included in other expense.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

(5) SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 1997 and 1996 (in thousands of dollars):

                                                            1997                        1996
                                                  ------------------------    ------------------------
                                                                SECURITIES                  SECURITIES
                                                                  SOLD,                       SOLD,
                                                  SECURITIES     NOT YET      SECURITIES     NOT YET
                                                    OWNED       PURCHASED       OWNED       PURCHASED
                                                  ----------    ----------    ----------    ----------
Corporate equity securities.....................   $120,316      $134,163      $122,608      $110,104
High-yield securities...........................     59,270        52,332         8,961        12,348
Corporate debt securities.......................     37,382         1,571        29,949           340
U.S. Government and agency obligations..........     25,370            --        31,435            --
Other...........................................      3,075           637         4,817         1,523
                                                   --------      --------      --------      --------
                                                   $245,413      $188,703      $197,770      $124,315
                                                   ========      ========      ========      ========

(6) INVESTMENTS

     The following is a summary of the major categories of investments, as of December 31, 1997 and 1996 (in thousands of dollars):

                                                                1997       1996
                                                              --------    -------
Partnership interests.......................................  $ 75,814    $24,975
Debt and equity investments.................................    64,397     16,655
Equity and debt interests in affiliates.....................    14,373      8,979
                                                              --------    -------
                                                              $154,584    $50,609
                                                              ========    =======

(7) PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment as of December 31, 1997 and 1996 (in thousands of dollars):

                                                                1997       1996
                                                              --------    -------
Furniture, fixtures and equipment...........................  $ 88,683    $60,166
Leasehold improvements......................................    12,352     14,669
                                                              --------    -------
          Total.............................................   101,035     74,835
Less accumulated depreciation and amortization..............    58,207     43,964
                                                              --------    -------
                                                              $ 42,828    $30,871
                                                              ========    =======

     Depreciation and amortization expense amounted to $14,243,000, $11,480,000 and $7,934,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(8) BANK LOANS

     Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers' call loan rate. At December 31, 1997 and 1996, there were no bank loans.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

(9) LONG TERM DEBT

     The following summarizes long term debt outstanding at December 31, 1997 and 1996 (in thousands of dollars):

                                                                1997       1996
                                                              --------    -------
8 7/8% Subordinated Notes, due 1997, less unamortized
  discount of $79 in 1996, effective rate of 12%............  $     --    $ 3,499
8 7/8% Series B Senior Notes, due 2004, less unamortized
  discount of $442 and $512 in 1997 and 1996, respectively,
  effective rate of 9%......................................    49,558     49,488
7 1/2% Senior Notes, due 2007, less unamortized discount of
  $268 in 1997, effective rate of 8%........................    99,732         --
                                                              --------    -------
                                                              $149,290    $52,987
                                                              ========    =======

     During 1997, the remainder of the Subordinated Notes were redeemed. Also, during 1997, Jefferies obtained a NASDR approved $200,000,000 revolving credit facility to be used in connection with underwriting activities. The revolving credit facility terminates on October 30, 1999. Loans under this facility bear interest at 2.5% over either the Federal funds rate or the London Interbank Offered Rate. During 1997, there were no borrowings against the revolving credit facility.

(10) INCOME TAXES

     Total income taxes for the years ended December 31, 1997, 1996 and 1995 were allocated as follows (in thousands of dollars):

                                                               1997       1996       1995
                                                              -------    -------    -------
Income from operations......................................  $47,677    $35,438    $21,911
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes........................................   (1,704)    (1,568)    (2,451)
Goodwill, for initial recognition of acquired tax
  benefits..................................................       --         --       (122)
                                                              -------    -------    -------
                                                              $45,973    $33,870    $19,338
                                                              =======    =======    =======

     Income taxes (benefits) for the years ended December 31, 1997, 1996 and 1995 consists of the following (in thousands of dollars):

                                                               1997       1996       1995
                                                              -------    -------    -------
CURRENT:
  Federal...................................................  $42,895    $35,059    $17,361
  State and city............................................   13,595     10,841      8,660
                                                              -------    -------    -------
                                                               56,490     45,900     26,021
                                                              -------    -------    -------
DEFERRED:
  Federal...................................................   (6,450)    (8,756)    (1,692)
  State and city............................................   (2,363)    (1,706)    (2,418)
                                                              -------    -------    -------
                                                               (8,813)   (10,462)    (4,110)
                                                              -------    -------    -------
                                                              $47,677    $35,438    $21,911
                                                              =======    =======    =======

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

     Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 1997, 1996 and 1995 as a result of the following (in thousands of dollars):

                                                     1997              1996              1995
                                                --------------    --------------    --------------
                                                AMOUNT     %      AMOUNT     %      AMOUNT     %
                                                -------   ----    -------   ----    -------   ----
Computed expected income taxes................  $40,583   35.0%   $29,115   35.0%   $18,633   35.0%
Increase (decrease) in income taxes resulting
  from:
  State and city income taxes, net of Federal
     income tax benefit.......................    7,301    6.3      5,938    7.1      4,057    7.6
  Limited deductibility of meals and
     entertainment............................    1,263    1.1        867    1.1        663    1.3
  Non-taxable interest income.................     (481)  (0.4)      (473)  (0.6)      (308)  (.06)
  Research and development tax credits........     (584)  (0.5)      (291)  (0.3)    (1,114)  (2.1)
  Other, net..................................     (405)  (0.4)       282    0.3        (20)    --
                                                -------   ----    -------   ----    -------   ----
          Total income taxes..................  $47,677   41.1%   $35,438   42.6%   $21,911   41.2%
                                                =======   ====    =======   ====    =======   ====

     The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below (in thousands of dollars):

                                                               1997       1996
                                                              -------    -------
Deferred tax assets:
  Long-term compensation....................................  $25,018    $16,916
  Lease allowances..........................................      929        499
  Accounts receivable.......................................    2,888      4,159
  State income taxes........................................    2,516      2,069
  Securities inventories....................................       --        417
  Premises and equipment....................................    1,328        952
  Other.....................................................      581        272
                                                              -------    -------
          Total gross deferred tax assets...................   33,260     25,284
  Valuation allowance.......................................       --         --
                                                              -------    -------
          Net deferred tax assets...........................   33,260     25,284
                                                              -------    -------
Deferred tax liabilities:
  Investment in subsidiaries................................  (13,765)   (14,342)
  Notes payable.............................................       --        (30)
  Other.....................................................       --       (230)
                                                              -------    -------
          Total gross deferred tax liabilities..............  (13,765)   (14,602)
                                                              -------    -------
          Net deferred tax asset, included in other
           assets...........................................  $19,495    $10,682
                                                              =======    =======

     There was no valuation allowance for deferred tax assets as of December 31, 1997, 1996 and 1995.

     Management believes it is more likely than not that the Company will generate sufficient taxable income in the future to realize the deferred tax asset.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

(11) BENEFIT PLANS

PENSION PLAN

     The Company has a defined benefit pension plan which covers certain employees of the Company and its subsidiaries. The plan is subject to the provisions of the Employee Retirement Income Security Act of 1974. Benefits are based on years of service and the employee's career average pay. The Company's funding policy is to contribute to the plan at least the minimum amount that can be deducted for Federal income tax purposes.

     The following tables set forth the plan's funded status and amounts recognized in the Company's accompanying consolidated statements of financial condition and consolidated statements of earnings (in thousands of dollars):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Actuarial present value of benefit obligations --
  accumulated benefit obligation, including vested benefits
  of $18,449 and $13,647 as of December 31, 1997 and 1996,
  respectively..............................................  $19,777    $14,607
                                                              =======    =======
Projected benefit obligation for service rendered to date...  $22,603    $16,279
Plan assets, at fair market value...........................   16,479     13,102
                                                              -------    -------
  Excess of the projected benefit obligation over plan
     assets.................................................    6,124      3,177
Unrecognized prior service cost.............................      624        689
Unrecognized net transition obligation being recognized over
  15 years..................................................     (172)      (215)
Unrecognized net loss.......................................   (5,876)    (3,099)
Adjustment to recognize minimum liability...................    2,598        953
                                                              -------    -------
  Pension liability included in other liabilities...........  $ 3,298    $ 1,505
                                                              =======    =======

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Net pension cost included the following components:
  Service cost -- benefits earned during the period.........  $ 1,288    $ 1,125    $   595
  Interest cost on projected benefit obligation.............    1,222      1,064        851
  Actual loss (return) on plan assets.......................   (2,403)    (1,691)    (2,195)
  Net amortization..........................................    1,516      1,000      1,442
                                                              -------    -------    -------
     Net periodic pension cost..............................  $ 1,623    $ 1,498    $   693
                                                              =======    =======    =======

     The plan assets consist of approximately 60% equities and 40% fixed income securities.

     The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.00% and 5.00%, respectively, in 1997 and 7.50% and 5.00%, respectively, in both 1996 and 1995. The expected long-term rate of return on assets was 8.40% in 1997, 1996 and 1995.

STOCK COMPENSATION PLANS

     In October 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

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

     At December 31, 1997, the Company had six stock-based compensation plans and ITGI had two stock-based compensation plans, which are described below. The Company and ITGI applied APB Opinion No. 25 in accounting for their plans. Accordingly, no compensation cost has been recognized for fixed stock option plans. Had compensation cost for the Company's and ITGI's stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

                                                               1997       1996       1995
                                                              -------    -------    -------
Net earnings:
     As reported............................................  $63,567    $43,560    $28,529
     Pro forma..............................................  $58,927    $40,102    $25,474

Basic earnings per share:
     As reported............................................  $  2.95    $  1.90    $  1.23
     Pro forma..............................................  $  2.73    $  1.75    $  1.09

Diluted earnings per share:
     As reported............................................  $  2.80    $  1.84    $  1.19
     Pro forma..............................................  $  2.60    $  1.69    $  1.06

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

DIRECTOR PLAN

     The Company, also, has a Non-Employee Directors' Stock Option Plan (Director Plan) which provides for an annual grant to each non-employee director of an option to purchase 2,000 shares of the Company's common stock. Such grants will be made automatically on the date directors are elected or reelected at the Company's annual meeting. In addition, the Director Plan provides for the automatic grant to a non-employee director, at the time he or she is first elected or appointed, of an option to purchase 5,000 shares of the Company's common stock. A total of 300,000 shares of the Company's common stock are reserved under the Director Plan. Under the Director Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and the option's maximum term is five years.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

1996 PLAN

     Additionally, in 1996, the Company established a Non-Employee Directors' Deferred Compensation Plan (1996 Plan). The 1996 Plan permits each non-employee director to elect to be paid annual retainer fees and annual fees for service as chairman or a member of a Board committee in the form of stock options and to defer receipt of any director fees in an interest-bearing cash account or as deferred shares in a deferred share account. A total of 200,000 shares of the Company's common stock are reserved under the 1996 Plan. Under the 1996 Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and the options expire ten years after the date of grant.

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

OPTIONS ISSUED UNDER ALL PLANS

     The fair value of all option grants for all the Company's plans are estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for all fixed option grants in 1997, 1996 and 1995, respectively: dividend yield of 0.4%, 0.6%, and 0.7%; expected volatility of 33.4%, 33.3%, and 32.8%; risk-free interest rates of 6.4%, 5.4%, and 7.0%; and expected lives of 5.5 years, 3.3 years, and 4.0 years.

     A summary of the status of Company stock options in all its stock-based plans as of December 31, 1997, 1996 and 1995 and changes during the year then ended is presented below:

                                           1997                     1996                     1995
                                   ---------------------    ---------------------    ---------------------
                                               WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                AVERAGE                  AVERAGE                  AVERAGE
                                               EXERCISE                 EXERCISE                 EXERCISE
                                    SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                   ---------   ---------    ---------   ---------    ---------   ---------
Outstanding at beginning of
  year...........................  1,702,000    $ 9.37      1,467,832    $ 6.07      1,964,132    $ 4.44
Granted..........................    367,061     22.91        594,628     13.28        483,372      7.61
Exercised........................   (240,028)     9.48       (352,460)     3.47       (970,572)     3.14
Forfeited........................         --        --         (8,000)     8.13         (9,100)     5.26
                                   ---------                ---------                ---------
Outstanding at end of year.......  1,829,033     12.05      1,702,000      9.37      1,467,832      6.07
                                   =========                =========                =========
Options exercisable at
  year-end.......................  1,349,124                  858,996                1,056,460
Weighted-average fair value of
  options granted during the
  year...........................               $10.05                   $ 4.19                   $ 2.99

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                     ----------------------------------------    -----------------------
                                        NUMBER         WEIGHTED                     NUMBER
                                     OUTSTANDING       AVERAGE       WEIGHTED    EXERCISABLE    WEIGHTED
                                          AT          REMAINING      AVERAGE          AT        AVERAGE
                                     DECEMBER 31,    CONTRACTUAL     EXERCISE    DECEMBER 31,   EXERCISE
     RANGE OF EXERCISE PRICES            1997        LIFE (YEARS)     PRICE          1997        PRICE
     ------------------------        ------------    ------------    --------    ------------   --------
$1 to 6............................     275,901          0.2          $ 4.05        240,000      $ 4.25
$7 to 12...........................     822,600          1.4            8.57        686,600        8.72
$13 to 21..........................     473,000          2.8           15.92        274,992       15.31
$22 to 32..........................     257,532          5.3           24.64        147,532       22.95
                                      ---------                                   ---------
$1 to 32...........................   1,829,033          2.1           12.05      1,349,124       10.82
                                      =========                                   =========

INVESTMENT TECHNOLOGY GROUP, INC.'S PLANS

     In 1994 ITGI, established the 1994 Employee Stock Option and Long-Term Incentive Plan (ITGI Plan) which allows for the granting of options to purchase a total of 3,650,000 shares of ITGI common stock. In 1995, the ITGI Board of Directors adopted, and the ITGI stockholders approved, the Non-Employee Directors' Plan (ITGI Director Plan). The ITGI Director Plan generally provides for an annual grant to each non-employee director an option to purchase 2,500 shares of ITGI common stock. In addition, the ITGI Director Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, a stock option to purchase 10,000 shares of ITGI common stock. Stock options granted under the ITGI Director Plan are non-qualified stock options having an exercise price equal to 100% of the fair market value of ITGI common stock at the date of grant. A total of 125,000 shares of ITGI common stock are reserved for issuance under the ITGI Director Plan. There were a total of 2,311,059 fixed stock options outstanding and 18,254,800 ITGI common stock shares outstanding as of December 31, 1996. There were a total of 3,458,216 fixed stock options outstanding and 18,220,968 ITGI common stock shares outstanding as of December 31, 1997.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for all fixed option grants in 1997, 1996 and 1995, respectively: dividend yield of 0.0%, 0.0% and 0.0%; expected volatility of 54%, 49% and 51%; risk-free interest rates of 6.6%, 6.1% and 6.3%; and expected lives of 5 years, 4 years and 4 years.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                  OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                         --------------------------------------    -----------------------
                                            NUMBER        WEIGHTED                    NUMBER
                                         OUTSTANDING      AVERAGE      WEIGHTED    EXERCISABLE    WEIGHTED
                                              AT         REMAINING     AVERAGE          AT        AVERAGE
                                         DECEMBER 31,   CONTRACTUAL    EXERCISE    DECEMBER 31,   EXERCISE
       RANGE OF EXERCISE PRICES              1997       LIFE (YEARS)    PRICE          1997        PRICE
       ------------------------          ------------   ------------   --------    ------------   --------
$ 7.33 - 10.00.........................     455,603         2.9         $ 9.07          9,934      $ 7.90
$11.00 - 15.00.........................   1,728,332         1.7         $12.52      1,296,008      $13.01
$16.00 - 20.00.........................     167,177         4.4         $19.23         12,377      $18.43
$21.00 - 25.00.........................   1,019,604         4.1         $22.21        419,604      $22.25
$26.00 - 27.80.........................      87,500         9.8         $27.60             --          --
                                          ---------                                 ---------
$ 7.33 - 27.80.........................   3,458,216         2.9         $15.63      1,737,923      $15.25
                                          =========                                 =========

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

PERFORMANCE-BASED STOCK OPTIONS

     While the 1993 Plan allows for the granting of performance-based stock options, no such options were granted during 1997, 1996 and 1995, and no such options were outstanding at December 31, 1997, 1996 and 1995.

RESTRICTED STOCK

     The 1993 Plan allows for grants of restricted stock awards, whereby certain key employees are granted restricted shares of common stock subject to forfeiture until the restrictions lapse or terminate. With certain exceptions, the employee must remain with the Company for a period of years after the date of grant to receive the full number of shares granted. During 1997, 1996 and 1995, there were restricted stock awards of 198,888 shares, 49,264 shares and 256,092 shares, respectively, with a corresponding market value of $4,189,000, $624,000 and $2,187,000, respectively. Certain grants are expensed over the vesting periods of one to three years, while others have been granted in settlement of previously accrued compensation liabilities. The compensation cost, excluding the cost associated with the settlement of previously accrued compensation liabilities, charged against earnings was $1,142,000, $394,000 and $1,788,000 in 1997, 1996 and 1995, respectively. As of December 31, 1997, 1996 and 1995, restricted stock shares outstanding were 203,468 shares, 95,160 shares and 234,676 shares, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan (ESPP). All regular full-time employees are eligible for the ESPP. Employee contributions are voluntary and are made via payroll deduction. The employee contributions are used to purchase the Company's common stock which is then held in an outside trust account. The Company matches employee contributions at a rate of 15% (more, if profits exceed targets set by the Company's Board of Directors). The Company's match vests after two years. The Company recognizes compensation cost related to its ESPP matching. The compensation cost charged against earnings was $228,000, $250,000 and $161,000 in 1997, 1996 and 1995, respectively.

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

     The Company will from time to time repurchase shares of its common stock in the open market for use in both the CAP and UK CAP plans. The Company has acquired 2,304,616 shares since the inception of the plans (CAP in 1993 and UK CAP in 1995) and has made distributions of 347,702 shares. The Company recognizes compensation cost related to the 15% discount and interest on Profit-Based Deferred Compensation Accounts. The compensation cost charged against earnings was $4,834,000, $2,742,000 and $2,200,000 in 1997, 1996 and
1995, respectively.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

PROFIT SHARING PLAN

     The Company has a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under
Section 401-K of the Internal Revenue Code. Expenses related to this plan amounted to $7,923,000, $5,713,000 and $3,565,000 in 1997, 1996 and 1995,
respectively.

(12) EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years 1997, 1996 and 1995 (in thousands, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1996       1995
                                                              -------    -------    -------
Net earnings for basic earnings per share...................  $63,567    $43,560    $28,529
  Earnings adjustment -- stock options on subsidiary........     (890)      (501)        --
                                                              -------    -------    -------
  Adjusted earnings for diluted earnings per share..........  $62,677    $43,059    $28,529
                                                              =======    =======    =======
Shares of common stock and common stock equivalents:
  Average number of common shares...........................   20,148     21,644     22,198
  Capital Accumulation Plan unissued shares.................    1,404      1,336      1,072
                                                              -------    -------    -------
  Average shares used in basic computation..................   21,552     22,980     23,270
  Stock options.............................................      651        398        482
  Other unissued common shares..............................      146         32        170
                                                              -------    -------    -------
  Average shares used in diluted computation................   22,349     23,410     23,922
                                                              =======    =======    =======
Earnings per share:
  Basic.....................................................  $  2.95    $  1.90    $  1.23
                                                              =======    =======    =======
  Diluted...................................................  $  2.80    $  1.84    $  1.19
                                                              =======    =======    =======

     The Company had no anti-dilutive securities during 1997, 1996 and 1995.

(13) LEASES

     As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2012. Future minimum lease payments for all noncancelable operating leases at December 31, 1997 are as follows (in thousands of dollars):

1998........................................................  $10,714
1999........................................................    9,198
2000........................................................    7,544
2001........................................................    6,114
2002........................................................    4,078
Thereafter..................................................   23,892

     Rental expense for the Company was $8,342,000 in 1997, $6,759,000 in 1996 and $5,996,000 in 1995.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

(14) FINANCIAL INSTRUMENTS

OFF-BALANCE SHEET RISK

     The Company has contractual commitments arising in the ordinary course of business for securities loaned or purchased under agreements to sell, securities sold but not yet purchased, repurchase agreements, future purchases and sales of foreign currencies, securities transactions on a when-issued basis, options contracts, futures index contracts, and underwriting. Each of these financial instruments and activities contains varying degrees of off-balance sheet risk whereby the market values of the securities underlying the financial instruments may be in excess of, or less than, the contract amount. The settlement of these transactions is not expected to have a material effect upon the Company's consolidated financial statements.

     In the normal course of business, the Company had letters of credit outstanding aggregating $20,915,000 at December 31, 1997 to satisfy various collateral requirements in lieu of depositing cash or securities.

     The Company has derivative financial instrument positions in foreign exchange forward contracts, option contracts, and index futures contracts, all of which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The foreign exchange forward contract positions are generally taken to lock in the dollar cost or proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks. The option positions taken are generally part of a strategy in which offsetting equity positions are taken. Currently, the index futures positions are taken as a hedge against other securities positions.

     The gross contracted or notional amount of index futures contracts, commodities futures contracts, options contracts, and foreign exchange forward contracts, which are not reflected in the consolidated statement of financial condition, is set forth in the table below and provide only a measure of the Company's involvement in these contracts at December 31, 1997 and 1996. They do not represent amounts subject to market risk and, in many cases, serve to reduce the Company's overall exposure to market and other risks (in thousands of dollars):

                                                             NOTIONAL OR CONTRACTED AMOUNT
                                                       -----------------------------------------
                                                              1997                  1996
                                                       ------------------    -------------------
                                                       PURCHASE     SALE     PURCHASE     SALE
                                                       --------    ------    --------    -------
Index futures contracts..............................   $   --     $8,173    $    --     $13,327
Commodities futures contracts........................       --         --     11,833          --
Option contracts.....................................    6,277      4,803         60       4,681
Foreign exchange forward contracts...................      430      4,461      2,978       4,135

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

     The following is an aggregate summary of the average 1997 and 1996 and December 31, 1997 and 1996 fair values of derivative financial instruments (in thousands of dollars):

                                                            1997                        1996
                                                  ------------------------    ------------------------
                                                  AVERAGE    END OF PERIOD    AVERAGE    END OF PERIOD
                                                  -------    -------------    -------    -------------
Index futures contracts:
  In a favorable position.......................  $   55        $   --        $  104        $   78
  In an unfavorable position....................     204           149           298            57
Option contracts:
  Purchases.....................................     682           799           208             9
  Sales.........................................     372           637           706         1,523
Foreign exchange forward contracts:
  Purchases.....................................   3,406           430         4,031         2,978
  Sales.........................................   3,291         4,461         5,177         4,135

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

(15) OTHER COMPREHENSIVE INCOME

     The following summarizes other comprehensive income and accumulated other comprehensive income at December 31, 1997 and for the year then ended (in thousands of dollars):

                                                                TAX
                                                             BEFORE-TAX    (EXPENSE)     NET-OF-TAX
                                                               AMOUNT      OR BENEFIT      AMOUNT
                                                             ----------    ----------    ----------
Currency translation adjustments...........................   $  (526)        $ --        $  (526)
Minimum pension liability adjustment.......................    (1,645)         678           (967)
                                                              -------         ----        -------
Other comprehensive income (loss)..........................   $(2,171)        $678        $(1,493)
                                                              =======         ====        =======

                                                                         MINIMUM       ACCUMULATED
                                                         CURRENCY        PENSION          OTHER
                                                        TRANSLATION     LIABILITY     COMPREHENSIVE
                                                        ADJUSTMENTS    ADJUSTMENT     INCOME (LOSS)
                                                        -----------    -----------    -------------
Beginning balance.....................................     $ (96)        $  (553)        $  (649)
Change in 1997........................................      (526)           (967)         (1,493)
                                                           -----         -------         -------
Ending balance........................................     $(622)        $(1,520)        $(2,142)
                                                           =====         =======         =======

(16) NET CAPITAL REQUIREMENTS

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

     At December 31, 1997, Jefferies', ITG Inc.'s and W & D's net capital was $96.8 million, $35.0 million and $1.3 million, respectively, which exceeded minimum net capital requirements by $91.4 million, $34.8 million and $1.0 million, respectively.

(17) CONTINGENCIES

     In re Nasdaq Market-Makers Antitrust Litigation. Beginning in July 1994, antitrust class actions were commenced against Jefferies and 33 other defendants in various federal courts (the "Lawsuits"). Following the filing of the Lawsuits, the Antitrust Division of the United States Department of Justice ("DOJ") and the Commission commenced investigations into certain issues related to the allegations of the Lawsuits. In August 1996, the DOJ entered into a antitrust consent decree with 24 defendants who are market makers in Nasdaq stocks. Jefferies was neither asked nor required to settle with the DOJ. Shortly after the DOJ settlement, the Commission filed a Section 21(a) report against the National Association of Securities Dealers, Inc. ("NASD"), criticizing various practices by market makers, and the NASD for failing to adequately police or discipline the market makers for those practices. However, the Commission did not take any action at that time against the market maker firms.

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

Market System during the period May 1, 1989 to May 27, 1994. The plaintiffs seek damages in an unspecified amount.

     In order to avoid the uncertainties of litigation, Jefferies has entered into a settlement agreement which received the preliminary approval of the Court on October 15, 1997, but which is still subject to final approval of the Court. The amount of the settlement has been previously provided for and will not have a material adverse effect on Jefferies.

     Other. Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company's management believes that pending litigation will not have a material adverse effect on the Company.

(18) SEGMENT REPORTING

     The Company's operations have been classified into two business segments:
Financial services and ITGI. The Financial services segment includes the traditional securities brokerage and investment banking activities of Jefferies Group, Inc. and its subsidiaries, except ITGI and its subsidiaries. The ITGI segment includes the automated equity trading and transaction research activities of ITGI and its subsidiaries. Financial information by segment for the three years in the period ended December 31, 1997 are summarized as follows (in thousands of dollars):

                                           FINANCIAL                   ELIMINATIONS/
                                            SERVICES       ITGI      RECLASSIFICATIONS    CONSOLIDATED
                                           ----------    --------    -----------------    ------------
1997
Total revenues...........................  $  630,842    $137,042        $ (3,380)         $  764,504
Operating income.........................      68,690      47,260              --             115,950
Identifiable assets......................   1,994,684     113,641          (8,783)          2,099,542
Capital expenditures.....................      10,521      15,679              --              26,200
Depreciation and amortization............       9,862       6,642              --              16,504

1996
Total revenues...........................  $  407,023    $111,556        $ (1,953)         $  516,626
Operating income.........................      42,186      41,001              --              83,187
Identifiable assets......................   1,493,117      82,798          (7,828)          1,568,087
Capital expenditures.....................      10,521       5,624              --              16,145
Depreciation and amortization............       9,687       3,957              --              13,644

1995
Total revenues...........................  $  334,282    $ 72,381        $ (1,076)         $  405,587
Operating income.........................      28,350      24,888              --              53,238
Identifiable assets......................   1,497,351      55,318         (15,700)          1,536,969
Capital expenditures.....................       8,067       5,003              --              13,070
Depreciation and amortization............       7,472       2,248              --               9,720

     Financial services provided trade execution, clearance and administrative services to ITGI for $21.6 million, $14.7 million and $11.4 million in 1997, 1996 and 1995, respectively. ITGI provided automated trade execution services to Financial services for $3.1 million, $1.7 million and $1.1 million in 1997, 1996 and 1995, respectively.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1997 AND 1996

(19) JEFFERIES GROUP, INC. AND INVESTMENT TECHNOLOGY GROUP, INC. ANNOUNCE INTENTION TO CONSIDER SEPARATING INTO TWO INDEPENDENT COMPANIES

     On March 17, 1998, Jefferies Group, Inc. and Investment Technology Group, Inc. jointly announced that they are considering the separation, through a spin-off and a restructuring, of Jefferies & Company, Inc. and other Jefferies Group, Inc. subsidiaries ("JEFCO") and Investment Technology Group, Inc. ("ITGI").

     If the separation is completed, Jefferies Group, Inc. shareholders will own 100% of JEFCO and approximately 82.3% of ITGI. The public ITGI shareholders will continue to own 17.7% of ITGI. (The ITGI percentage ownership interests could change slightly as a result of ITGI stock repurchases or issuances before the transaction closing date.) The spin-off will be accomplished by a tax-free distribution of 100% of the shares of a new company, JEFCO, to Jefferies Group, Inc. shareholders. Jefferies Group, Inc.'s 15 million shares of ITGI would then be its only asset. The spin-off would be followed immediately by a tax-free merger of Jefferies Group, Inc. and ITGI, with ITGI's public shareholders receiving shares of Jefferies Group, Inc. Jefferies Group, Inc. would then be renamed Investment Technology Group, Inc.

     The spin-off and restructuring transactions are contingent on a number of factors, including receipt of all required Board of Directors and shareholder approvals of Jefferies Group, Inc. and ITGI, receipt of a favorable tax ruling from the Internal Revenue Service and other required regulatory and contractual approvals.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to this item will be contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to this item will be contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item will be contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to this item will be contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

                                                                      PAGES
                                                                      -----
(a)1    FINANCIAL STATEMENTS
        Included in Part II of this report:
        Independent Auditors' Report................................    15
        Consolidated Statements of Financial Condition..............    16
        Consolidated Statements of Earnings.........................    17
        Consolidated Statements of Changes in Stockholders'
        Equity......................................................    18
        Consolidated Statements of Cash Flows.......................    19
        Notes to Consolidated Financial Statements..................    20

     All Schedules are omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

(a)3. EXHIBITS

         (3.1) Amended and Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant's
                   Form 10-K filed for the fiscal year ended December 31, 1987.
         (3.2) Amended By-Laws are incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K filed for the fiscal year ended December 31, 1986.
         (4.1) Indenture dated as of August 18, 1997 by and between the Registrant and the Bank of New York as Trustee including form of 7 1/2% Series B Senior Notes due 2007 is incorporated by reference to Exhibit 4.1 to Registrant's
                   Registration Statement on Form S-4 (No. 333-40263) filed on
                   November 14, 1997 including amendments thereto.

   (4.2)    Registration Rights Agreement dated as of August 18, 1997 by and among the Registrant and the purchasers of the Registrant's 7 1/2% Series B Senior Notes due 2007 is incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-4 (No. 333-40263)
            filed on November 14, 1997 including amendments thereto.
  (10.1)    Incentive Compensation Plan for Frank E. Baxter, Chairman, President and Chief Executive
            Officer, Jefferies Group, Inc. is incorporated by reference to Exhibit 10.1 of Registrant's
            Form 10-K filed for the fiscal year ended December 31, 1992.
  (10.2)    Form of Employment Agreement between Investment Technology Group, Inc. and Raymond L.
            Killian, Jr. is incorporated by reference to Exhibit 10.3.2 of Investment Technology Group,
            Inc.'s Registration Statement on Form S-1 (No. 33-76474) filed on March 15, 1994, including amendments thereto.
  (10.3)    Amendment No. 2 to Employment Agreement between Investment Technology Group, Inc., ITG Inc.
            and Raymond L. Killian, Jr. is incorporated by reference to Exhibit 3.2A of Investment
            Technology Group, Inc.'s Form 10-K for the period ended December 31, 1996.
  (10.4)    Employment Agreement between Scott P. Mason and Investment Technology Group, Inc. dated as of
            January 6, 1997, is incorporated by reference to Exhibit 10.3.18 of Investment Technology
            Group, Inc.'s Form 10-K filed for the fiscal year ended December 31, 1996.
  (10.5)    Jefferies Group, Inc. 1983 Incentive Stock Option Plan is incorporated by reference to
            Registrant's Registration Statement on Form S-8 (No. 2-94727) filed on December 6, 1984.
  (10.6)    1985 Incentive Stock Option Plan of Jefferies Group, Inc. is incorporated by reference to
            Registrant's Registration Statement on Form S-8 (No. 33-17065) filed on September 8, 1987.
  (10.7)    Jefferies Group, Inc. 1985 Non-qualified Stock Option Plan is incorporated by reference to
            Registrant's Registration Statement on Form S-8 (No. 33-17065) filed on September 8, 1987.
  (10.8)    Jefferies Group, Inc. 1993 Stock Ownership and Long-Term Incentive Plan as Amended and
            Restated is incorporated by reference to Appendix B to the Registrant's Proxy Statement filed on March 29, 1997.
  (10.9)    Jefferies Group, Inc. Capital Accumulation Plan for Key Employees is incorporated by reference to Registrant's Registration Statement on Form S-8 (No. 33-64490) filed on June 15,
            1993.
  (10.10)   Jefferies Group, Inc. Non-Employee Directors' Stock Option Plan is incorporated by reference to Appendix C of Registrant's Proxy Statement filed on April 4, 1994.
  (10.11)   Jefferies Group, Inc. Pay-for-Performance Incentive Plan is incorporated by reference to
            Appendix B of Registrant's Proxy Statement filed on April 4, 1994.
  (10.12)   Jefferies Group, Inc. Non-Employee Directors' Deferred Compensation Plan is incorporated by reference to Appendix B of Registrant's Proxy Statement filed on March 29, 1996.
  (10.13)   Jefferies Group, Inc. United Kingdom Capital Accumulation Plan for Key Employees is
            incorporated by reference to Exhibit 10.13 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1996.

 (21)       List of Subsidiaries of Registrant is incorporated by reference to Exhibit 21 of Registrant's
            Form 10-K filed for the fiscal year ended December 31, 1996.
(23)*       Consent of KPMG Peat Marwick LLP.
 (27)       Financial Data Schedules.

---------------

* Filed herewith.

     Exhibits 10.1 to and including 10.13 are management contracts or compensatory plans or arrangements.

ALL OTHER EXHIBITS ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE.

     (b) No reports on Form 8-K have been filed by the Registrant during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JEFFERIES GROUP, INC.

                                          By           FRANK E. BAXTER

                                            ------------------------------------
                                                      Frank E. Baxter
                                             Chairman of the Board of Directors
Dated: March 18, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                   FRANK E. BAXTER                       Chairman of the Board of       March 18, 1998
-----------------------------------------------------    Directors and Chief
                   Frank E. Baxter                       Executive Officer

                 MICHAEL L. KLOWDEN                      President and Chief            March 18, 1998
-----------------------------------------------------    Operating Officer
                 Michael L. Klowden

                 CLARENCE T. SCHMITZ                     Executive Vice President       March 18, 1998
-----------------------------------------------------    and Chief Financial Officer
                 Clarence T. Schmitz

                  RICHARD G. DOOLEY                      Director                       March 18, 1998
-----------------------------------------------------
                  Richard G. Dooley

                  TRACY G. HERRICK                       Director                       March 18, 1998
-----------------------------------------------------
                  Tracy G. Herrick

               RAYMOND L. KILLIAN, JR.                   Director                       March 18, 1998
-----------------------------------------------------
               Raymond L. Killian, Jr.

                  SHELDON B. LUBAR                       Director                       March 18, 1998
-----------------------------------------------------
                  Sheldon B. Lubar

                FRANK J. MACCHIAROLA                     Director                       March 18, 1998
-----------------------------------------------------
                Frank J. Macchiarola

                   BARRY M. TAYLOR                       Director                       March 18, 1998
-----------------------------------------------------
                   Barry M. Taylor

                   MARK A. WOLFSON                       Director                       March 18, 1998
-----------------------------------------------------
                   Mark A. Wolfson