Form 10-K/A
period 1997-12-31
JEFFERIES GROUP INC
filed 1998-03-20
CIK 717867

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

        Jefferies Group, Inc. hereby amends Item 8 of its annual report on Form 10-K for 1997 as set forth in the pages attached hereto.

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

(20) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 1997 and 1996 (in thousands of dollars, except per share amounts):

                                               MARCH       JUNE     SEPTEMBER   DECEMBER     YEAR
                                              --------   --------   ---------   --------   --------
1997
Revenues....................................  $147,178   $201,485   $184,823    $231,018   $764,504
Earnings before income taxes and minority
  interest..................................    21,567     35,327     26,405      32,651    115,950
Net earnings................................    11,397     19,748     14,420      18,002     63,567
Basic earnings per share....................      0.53       0.92       0.67        0.83       2.95
Diluted earnings per share..................      0.50       0.87       0.63        0.79       2.80

1996
Revenues....................................  $121,854   $120,645   $127,353    $146,774   $516,626
Earnings before income taxes and minority
  interest..................................    20,252     17,883     21,535      23,517     83,187
Net earnings................................    10,632      9,140     11,455      12,333     43,560
Basic earnings per share....................      0.45       0.40       0.50        0.55       1.90
Diluted earnings per share..................      0.44       0.39       0.49        0.54       1.84

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JEFFERIES GROUP, INC.

                                          By        /s/ JERRY M. GLUCK
                                            ------------------------------------
                                                      Jerry M. Gluck
                                                      Secretary
Dated: March 20, 1998