Form 10-Q
period 1998-03-27
JEFFERIES GROUP INC
filed 1998-05-01
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          March 27, 1998
                                        -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                       ------------  ---------------


                         Commission file number 1-11665


                              JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)


             DELAWARE                                95-2848406
 -------------------------------                  ----------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification No.)


     11100 Santa Monica Blvd., Los Angeles, California             90025
     -------------------------------------------------             -----
         (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:    (310) 445-1199
                                                   -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [X]    No [ ]

As of March 27, 1998, the registrant had 20,783,495 common shares, $.01 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 27, 1998


                                                                                     Page
                                                                                     ----
     PART I.    FINANCIAL INFORMATION

         Item 1.Financial Statements

                Consolidated Statements of Financial Condition -
                  March 27, 1998 (unaudited) and December 31, 1997...............     3

                Consolidated Statements of Earnings (unaudited) -
                  Three Months Ended March 27, 1998 and March 28, 1997...........     4

                Consolidated Statement of Changes in Stockholders' Equity
                  (unaudited) - Three Months Ended March 27, 1998................     5

                Consolidated Statements of Cash Flows (unaudited) -
                  Three Months Ended March 27, 1998 and March 28, 1997...........     6

                Notes to Consolidated Financial Statements (unaudited)...........     8

         Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................    12

     PART II.   OTHER INFORMATION

         Item 1.Legal Proceedings................................................    14

         Item 6.Exhibits and Reports on Form 8-K.................................    14

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              March 27,        December 31,
                                                                1998               1997
                                                             -----------       -----------
ASSETS                                                       (unaudited)
Cash and cash equivalents .............................      $   121,558       $   109,488
Cash and securities segregated and on deposit for
 regulatory purposes or deposited with clearing and
 depository organizations .............................           62,551            30,977
Receivable from brokers and dealers ...................        1,995,392         1,269,664
Receivable from customers, officers and directors .....          122,406           166,284
Securities owned ......................................          258,501           245,413
Investments ...........................................          173,084           154,584
Premises and equipment ................................           40,820            42,828
Other assets ..........................................           63,482            80,304
                                                             -----------       -----------
                                                             $ 2,837,794       $ 2,099,542
                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to brokers and dealers ........................      $ 1,751,718       $   981,705
Payable to customers ..................................          208,096           202,255
Securities sold, not yet purchased ....................          199,120           188,703
Accrued expenses and other liabilities ................          240,693           318,258
                                                             -----------       -----------
                                                               2,399,627         1,690,921
Long-term debt ........................................          149,314           149,290
Minority interest .....................................           18,301            16,575
                                                             -----------       -----------
                                                               2,567,242         1,856,786
                                                             -----------       -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value. Authorized 1,000,000
    shares; none issued ...............................               --                --
  Common stock, $.01 par value. Authorized 25,000,000
    shares; issued 22,783,196 shares in 1998 and
    22,393,910 shares in 1997 .........................              228               224
  Additional paid-in capital ..........................           12,160                39
  Retained earnings ...................................          288,765           271,589
  Less:
    Treasury stock, at cost; 1,999,701 shares in 1998
      and 2,107,842 shares in 1997 ....................          (28,393)          (26,954)
    Accumulated other comprehensive income (loss):
      Currency translation adjustments ................             (688)             (622)
      Additional minimum pension liability ............           (1,520)           (1,520)
                                                             -----------       -----------
    Total accumulated other comprehensive
      income (loss) ...................................           (2,208)           (2,142)
                                                             -----------       -----------
        Total stockholders' equity ....................          270,552           242,756
                                                             -----------       -----------
                                                             $ 2,837,794       $ 2,099,542
                                                             ===========       ===========


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             Three Months Ended
                                          ----------------------
                                          March 27,     March 28,
                                           1998           1997
                                          --------      --------
Revenues:
  Commissions ......................      $ 81,565      $ 64,843
  Principal transactions ...........        47,412        40,220
  Corporate finance ................        54,399        26,957
  Interest .........................        18,958        13,895
  Other ............................         1,074         1,263
                                          --------      --------
    Total revenues .................       203,408       147,178
Interest expense ...................        16,973        11,899
                                          --------      --------
Revenues, net of interest expense ..       186,435       135,279
                                          --------      --------

Non-interest expenses:
  Compensation and benefits ........       107,649        77,006
  Floor brokerage and clearing fees          9,065         8,451
  Communications ...................        15,504        11,404
  Occupancy and equipment rental ...         4,975         4,603
  Travel and promotional ...........         6,154         3,884
  Software royalties ...............         2,986         2,383
  Other ............................         7,977         5,981
                                          --------      --------
    Total non-interest expenses ....       154,310       113,712
                                          --------      --------

Earnings before income taxes and
    minority interest ..............        32,125        21,567

Income taxes .......................        13,346         9,005
                                          --------      --------

Earnings before minority interest ..        18,779        12,562

Minority interest ..................         1,303         1,165
                                          --------      --------

    Net earnings ...................      $ 17,476      $ 11,397
                                          ========      ========
Earnings per share:
    Basic ..........................      $   0.79      $   0.53
                                          ========      ========
    Diluted ........................      $   0.75      $   0.50
                                          ========      ========
Weighted average shares:
    Basic ..........................        22,067        21,648
    Diluted ........................        22,864        22,324


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                        THREE MONTHS ENDED MARCH 27, 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                 Accumulated       Total
                                                  Additional                                        Other         Stock-
                                     Common         Paid-in       Retained        Treasury      Comprehensive     holders'
                                      Stock         Capital       Earnings          Stock       Income (Loss)      Equity
                                    ---------      ---------      ---------       ---------       ---------       ---------
Balance,  December 31, 1997 ......  $     224      $      39      $ 271,589       $ (26,954)      $  (2,142)      $ 242,756

Exercise of stock options
 (336,000 shares) ................          3          6,675             --              --              --           6,678


Issuance of common stock
 (53,286 shares) .................         --          2,181             --              --              --           2,181

Purchase of treasury
 stock (80,565 shares) ...........         --             --             --          (3,102)             --          (3,102)

Capital Accumulation Plan
 distributions (188,706 shares)...          1          2,431             --           1,663              --           4,095

Decrease in proportionate
 share of subsidiary's
 equity related to stock
 issuances at the subsidiary .....         --             --            727              --              --             727

Additional vesting of
 restricted stock shares .........         --            834             --              --              --             834

Quarterly dividends
 ($.05 per share) ................         --             --         (1,027)             --              --          (1,027)

Comprehensive income:
  Net earnings ...................         --             --         17,476              --              --          17,476

  Other comprehensive
    income (loss), net of tax:
  Translation adjustment .........         --             --             --              --             (66)            (66)
                                                                                                                  ---------
Comprehensive income .............                                                                                   17,410
                                    ---------      ---------      ---------       ---------       ---------       ---------
Balance, March 27, 1998...........  $     228      $  12,160      $ 288,765       $ (28,393)      $  (2,208)      $ 270,552
                                    =========      =========      =========       =========       =========       =========


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                            Three Months Ended
                                                                         -------------------------
                                                                          March 27,      March 28,
                                                                            1998           1997
                                                                         ---------       ---------
Cash flows from operating activities:

      Net earnings ................................................      $  17,476       $  11,397
                                                                         ---------       ---------

      Adjustments to reconcile net earnings to net cash
        provided by (used in) operations:
        Depreciation and/or amortization of premises and
          equipment, capitalized software, goodwill and
          discount on long-term debt ..............................          5,095           4,164
        Additional vesting of restricted stock shares .............            834             222
        Increase in cash and securities segregated and on
          deposit for regulatory purposes .........................        (31,574)        (25,670)
        (Increase) decrease in receivables:
          Brokers and dealers .....................................       (725,728)       (605,250)
          Customers, officers and directors .......................         43,878           6,592
        Increase in securities owned ..............................        (13,088)        (47,013)
        Increase in investments ...................................        (18,500)        (12,288)
        Decrease (increase) in other assets .......................         16,366         (10,644)
        Increase in operating payables:
          Brokers and dealers .....................................        770,013         617,588
          Customers ...............................................          5,841           5,114
        Increase in securities sold, not yet purchased ............         10,417          34,774
        Decrease in accrued expenses and other
          liabilities .............................................        (77,565)        (34,140)
        Increase in minority interest .............................          1,726           1,143
                                                                         ---------       ---------

                Total adjustments .................................        (12,285)        (65,408)
                                                                         ---------       ---------

                Net cash provided by (used in) operating activities          5,191         (54,011)


                             Continued on next page.

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                             Three Months Ended
                                                                          -------------------------
                                                                           March 27,      March 28,
                                                                            1998            1997
                                                                          ---------       ---------
Cash flows from financing activities:

      Net proceeds from (payments on):
      Bank loans ...................................................             --          28,500
      Repurchase of treasury stock .................................         (3,102)        (16,052)
      Dividends paid ...............................................         (1,027)           (498)
      Exercise of stock options ....................................          6,678             459
      Issuance of common stock shares ..............................          2,181               3
      Capital Accumulation Plan distributions ......................          4,095           1,422
      Change in proportionate share of subsidiary's equity .........            727             (45)
                                                                          ---------       ---------

                Net cash provided by financing activities ..........          9,552          13,789
                                                                          ---------       ---------

Cash flows from investing activities -
  purchase of premises and equipment ...............................         (2,607)         (6,125)
                                                                          ---------       ---------

Effect of foreign currency translation on cash .....................            (66)           (413)
                                                                          ---------       ---------

                Net increase (decrease) in cash and cash equivalents         12,070         (46,760)

Cash and cash equivalents - beginning of period ....................        109,488         114,142
                                                                          ---------       ---------

Cash and cash equivalents - end of period ..........................      $ 121,558       $  67,382
                                                                          =========       =========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest .......................................................      $  14,261       $   9,258
                                                                          =========       =========
    Income taxes ...................................................      $  13,318       $   3,521
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

    All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company's annual report for the year ended December 31, 1997.

SECURITIES TRANSACTIONS

    All transactions in securities, commission revenues and related expenses are recorded on a trade-date basis.

    Securities owned and securities sold, not yet purchased, are valued at market, and unrealized gains or losses are reflected in revenues from principal transactions.

COMMON STOCK

    All share, share price and per share information included in the consolidated financial statements and notes thereto has been restated to retroactively reflect the effect of the November 19, 1997 two-for-one stock split.

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year's amounts to conform to the current year's presentation.

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

    Receivable from and payable to brokers and dealers consists of the following as of March 27, 1998 (in thousands of dollars):


Receivable from brokers and dealers:
    Securities borrowed ...................................      $1,886,083
    Securities purchased under agreements to resell........          63,256
    Other .................................................          46,053
                                                                 ----------
                                                                 $1,995,392
                                                                 ==========

Payable to brokers and dealers:
    Securities loaned .....................................      $1,678,355
    Securities sold under agreements to repurchase.........          59,189
    Other .................................................          14,174
                                                                 ----------
                                                                 $1,751,718
                                                                 ==========

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

    The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of March 27, 1998 (in thousands of dollars):


                                                            Securities
                                                               Sold,
                                               Securities     Not Yet
                                                  Owned      Purchased
                                                --------      --------
    Corporate equity securities ............    $158,442      $156,734
    High-yield securities ..................      36,210        37,407
    Corporate debt securities ..............      36,795           583
    U.S. Government and agency obligations..      26,966         3,980
    Options ................................          88           416
                                                --------      --------
                                                $258,501      $199,120
                                                ========      ========


INVESTMENTS

    Investments consist of the following as of March 27, 1998 (in thousands of dollars):


    Debt and equity investments................    $    88,609
    Partnership interests......................         73,416
    Equity and debt interests in affiliates....         11,059
                                                   -----------
                                                   $   173,084
                                                   ===========


CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of March 27, 1998 (in thousands of dollars):


    Cash in banks..............................    $    21,259
    Short term investments.....................        100,299
                                                   -----------
                                                   $   121,558
                                                   ===========


MINORITY INTEREST

    Minority interest represents the minority stockholders' proportionate share of the equity of ITGI. At March 27, 1998, Jefferies Group, Inc. owned approximately 82% of ITGI's common stock.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month periods ended March 27, 1998 and March 28, 1997 (in thousands, except per share amounts):


                                                             Three Months Ended
                                                          -----------------------
                                                          March 27,      March 28,
                                                            1998           1997
                                                          --------       --------
Net Earnings for basic earnings per share ..........      $ 17,476       $ 11,397
Earnings adjustment  - stock options on subsidiary .          (294)          (156)
                                                          ========       ========
Adjusted earnings for diluted earnings per share ...      $ 17,182       $ 11,241
                                                          ========       ========

Shares of common stock and common stock equivalents:
Average number of common shares ....................        20,669         20,230
Capital Accumulation Plan unissued shares ..........         1,398          1,418
                                                          --------       --------
Average shares used in basic computation ...........        22,067         21,648
Stock options ......................................           612            520
Other unissued common stock equivalents ............           185            156
                                                          --------       --------
Average shares used in diluted computation .........        22,864         22,324
                                                          ========       ========

Earnings per share:
Basic ..............................................      $   0.79       $   0.53
                                                          ========       ========
Diluted ............................................      $   0.75       $   0.50
                                                          ========       ========


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

    Net capital changes from day to day, but as of March 27, 1998, Jefferies', ITG's and W & D's net capital was $140.2 million, $41.5 million and $1.2 million, respectively, which exceeded minimum net capital requirements by $136.5 million, $41.2 million and $921,000, respectively.

QUARTERLY DIVIDENDS

    In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):


                 1st Qtr.
                 --------
    1998.....     $.050
    1997.....     $.025

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

OFF-BALANCE SHEET RISK

    In the normal course of business, the Company had letters of credit outstanding aggregating $20.8 million at March 27, 1998, to satisfy various collateral requirements in lieu of depositing cash or securities.

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

JEFFERIES GROUP, INC. AND INVESTMENT TECHNOLOGY GROUP, INC. ANNOUNCE INTENTION TO CONSIDER SEPARATING INTO TWO INDEPENDENT COMPANIES

    On March 17, 1998, Jefferies Group, Inc. and Investment Technology Group, Inc. jointly announced that they are considering the separation, through a spin-off and restructuring, of Jefferies & Company, Inc. and other Jefferies Group, Inc. subsidiaries ("JEFCO") and Investment Technology Group, Inc. ("ITGI").

    If the separation is completed, Jefferies Group, Inc. shareholders will own 100% of JEFCO and approximately 82.3% of ITGI. The public ITGI shareholders will continue to own 17.7% of ITGI. (The ITGI percentage ownership could change slightly as a result of ITGI stock repurchases or issuances before the transaction closing date.) The spin-off will be accomplished by a tax-free distribution of 100% of the shares of the new company, JEFCO, to Jefferies Group, Inc. shareholders. Jefferies Group, Inc.'s 15 million shares of ITGI would then be its only asset. The spin-off would be followed immediately by a tax-free merger of Jefferies Group, Inc. and ITGI, with ITGI's public shareholders receiving shares of Jefferies Group, Inc. Jefferies Group, Inc. would then be renamed Investment Technology Group, Inc.

    The spin-off and restructuring transactions are contingent on a number of factors, including receipt of all required Board of Directors and shareholder approvals of Jefferies Group, Inc. and ITGI, receipt of a favorable tax ruling from the Internal Revenue Service and other required regulatory and contractual approvals.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

SEGMENT REPORTING

    The Company's operations have been classified into two business segments:
Financial services and ITGI. The Financial services segment includes the traditional securities brokerage and investment banking activities of Jefferies Group, Inc. and its subsidiaries, except ITGI and its subsidiaries. The ITGI segment includes the automated equity trading and transaction research activities of ITGI and its subsidiaries. Financial information by segment for the three months ended March 27, 1998 and March 28, 1997 are summarized as follows (in thousands of dollars):


                                            FINANCIAL                     ELIMINATIONS /
                                             SERVICES          ITGI      RECLASSIFICATIONS    CONSOLIDATED
                                            ----------      ----------      ----------        ----------
1998
Total revenues..........................    $  163,848      $   41,387      $   (1,827)       $  203,408
Operating income........................        19,075          13,050              --            32,125
Identifiable assets.....................     2,718,456         126,940          (7,602)        2,837,794
Capital expenditures....................         1,805             802              --             2,607
Depreciation and amortization...........         3,112           1,983              --             5,095

1997
Total revenues..........................       116,993          30,654            (469)          147,178
Operating income........................        10,206          11,361              --            21,567
Identifiable assets.....................     2,135,451          90,125          (7,972)        2,217,604
Capital expenditures....................         1,915           4,210              --             6,125
Depreciation and amortization...........         2,820           1,344              --             4,164


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

    Total assets increased $738.3 million from $2,099.5 million at December 31, 1997 to $2,837.8 million at March 27, 1998. The increase in assets is mostly due to an increase in securities borrowed (included in receivable from brokers and dealers). The increase in securities borrowed is related to an increase in securities loaned (included in payable to brokers and dealers).

FIRST QUARTER 1998 VERSUS FIRST QUARTER 1997

    Revenues, net of interest expense, increased 38% to $186.4 million, compared to $135.3 million for the first quarter of 1997. The increase was due primarily to a $27.4 million, or 102%, increase in corporate finance, a $16.7 million, or 26%, increase in commissions, and a $7.2 million, or 18%, increase in principal transactions. Commission revenues increased, led by ITG and the Equities Division. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division, the Taxable Fixed Income Division and the International Division. Corporate finance revenues benefited from increased debt financing deals. Net interest income (interest revenues less interest expense) was comparable to the first quarter of 1997.

    Total non-interest expenses increased 36% to $154.3 million, compared to $113.7 million for the first quarter of 1997. Compensation and benefits increased $30.6 million, or 40%, mostly due to higher incentive based compensation accruals. Communications increased $4.1 million, or 36%, primarily due to increased trade volume, personnel, and system upgrades. Travel and promotional increased $2.3 million, or 58%, largely due to increased business travel related to corporate finance activities. Other expense increased $2.0 million, or 33%, largely due to increased reserves. Floor brokerage and clearing fees increased $614,000, or 7%, due to increased volume of business executed on the various exchanges. Software royalties increased $603,000, or 25%, due to higher

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

    POSIT(R) commission revenues. Occupancy and equipment rental increased $372,000, or 8%, largely due to office space relocation and expansion in several divisions.

    Earnings before income taxes and minority interest were up 49% to $32.1 million, compared to $21.6 million for the same prior year period. The effective tax rate was approximately 42% for both the first quarter of 1998 and 1997.

    Minority interest (approximately 18% of the earnings of ITGI) was $1.3 million for the first quarter of 1998 as compared to $1.2 million in the comparable 1997 period. The increase in minority interest expense was due to increased ITGI earnings.

    Basic earnings per share were $0.79 for the first quarter of 1998 on 22,067,000 shares compared to $0.53 in the 1997 period on 21,648,000 shares. Diluted earnings per share were $0.75 for the first quarter of 1998 on 22,864,000 shares compared to $0.50 in the comparable 1997 period on 22,324,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

    During the first quarter of 1998, the Company repurchased 80,565 shares (including 34,500 shares purchased in connection with the Company's Capital Accumulation Plan) of its common stock versus 816,168 shares (including 107,000 shares purchased in connection with the Company's Capital Accumulation Plan) for the comparable 1997 period.

REVENUES BY SOURCE

    The following provides a breakdown of total revenues by source for the three months ended March 27, 1998 and March 28, 1997.


                                                             Three Months Ended
                                               ------------------------------------------------
                                                     March 27,                  March 28,
                                                       1998                       1997
                                               ---------------------       --------------------
                                                             % of                        % of
                                                             Total                       Total
                                                 Amount     Revenues        Amount     Revenues
                                               ----------    -------       ---------   --------
                                                           (Dollars in thousands)
Commissions and principal transactions:
    Equities............................       $ 57,683         28%       $  48,579        33%
    Investment Technology Group.........         39,230         19           29,623        20
    International.......................         13,775          7           12,153         8
    Taxable Fixed Income................          9,702          5            8,658         6
    Convertible.........................          2,973          1            2,110         1
    Other proprietary trading...........          5,614          3            3,940         3
                                               ----------    -------       ---------   --------
         Total..........................        128,977         63          105,063        71
Corporate finance.......................         54,399         27           26,957        18
Interest................................         18,958          9           13,895        10
Other ..................................          1,074          1            1,263         1
                                               ----------    -------       ---------   --------
      Total revenues....................       $203,408        100%       $ 147,178       100%
                                               ==========    =======       =========   ========

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

    In re Nasdaq Market-Makers Antitrust Litigation. Beginning in July 1994, antitrust class actions were commenced against Jefferies and 33 other defendants in various federal courts (the "Lawsuits"). Following the filing of the Lawsuits, the Antitrust Division of the United States Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") commenced investigations into certain issues related to the allegations of the Lawsuits. In August 1996, the DOJ entered into an antitrust consent decree with 24 defendants who are market makers in Nasdaq stocks. Jefferies was neither asked nor required to settle with the DOJ. Shortly after the DOJ settlement, the SEC filed a Section 21(a) report against the National Association of Securities Dealers, Inc. ("NASD"), criticizing various practices by market makers, and the NASD for failing to police adequately or discipline the market makers for those practices. However, the SEC did not take any action at that time against the market maker firms.

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

    In order to avoid the uncertainties of litigation, Jefferies has entered into a settlement agreement which received the preliminary approval of the Court on October 15, 1997, but which is still subject to final approval of the Court. The amount of the settlement has been previously provided for in reserves and will not have a material adverse effect on the Company.

    Other. Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company's management believes that pending litigation will not have a material adverse effect on the Company.

                           ITEM 6. REPORTS ON FORM 8-K

  (b) Reports on Form 8-K.

         On March 18, 1998, the Company filed a Form 8-K announcing plans to separate the Company's 100% owned subsidiary, Jefferies & Company, Inc., and its 82.3% owned subsidiary, Investment Technology Group, Inc., through a proposed spin-off and related transactions.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            JEFFERIES GROUP, INC.
                                            ---------------------
                                                (Registrant)


Date:        May 1, 1998               By:    /s/   Clarence T. Schmitz
       -----------------------            ----------------------------------
                                              Clarence T. Schmitz
                                              Chief Financial Officer