Form 10-Q
period 1998-06-26
JEFFERIES GROUP INC
filed 1998-08-07
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 26, 1998

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from ____________ to _____________


                         Commission file number 1-11665


                              JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)


                   DELAWARE                           95-2848406
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)


11100 Santa Monica Blvd., Los Angeles, California         90025
     (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:    (310) 445-1199


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [X]    No [ ]

As of June 26, 1998, the registrant had 20,824,633 common shares, $.01 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 26, 1998

                                                                                                Page
                                                                                                ----
PART I.       FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition -
                June 26, 1998 (unaudited) and December 31, 1997..............................     3

              Consolidated Statements of Earnings (unaudited) -
                Three Months and Six Months Ended June 26, 1998 and June 27, 1997............     4

              Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
                Six Months Ended June 26, 1998...............................................     5

              Consolidated Statements of Cash Flows (unaudited) -
                Six Months Ended June 26, 1998 and June 27, 1997.............................     6

              Notes to Consolidated Financial Statements (unaudited).........................     8

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................................    12

     Item 4.  Submission of Matters to a Vote of Security Holders............................    16

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................................    17

     Item 6.  Exhibits and Reports on Form 8-K...............................................    17

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     June 26,                December 31,
                                                                       1998                      1997
                                                              --------------------     --------------------
                                                                   (unaudited)
ASSETS
Cash and cash equivalents.................................    $            127,963     $            109,488
Cash and securities segregated and on deposit for
 regulatory purposes or deposited with clearing and
 depository organizations.................................                  76,158                   30,977
Receivable from brokers and dealers.......................               1,929,831                1,269,664
Receivable from customers, officers and directors.........                 176,269                  166,284
Securities owned..........................................                 296,638                  245,413
Investments...............................................                 149,562                  154,584
Premises and equipment....................................                  41,214                   42,828
Other assets..............................................                  83,880                   80,304
                                                              --------------------     --------------------
                                                              $          2,881,515     $          2,099,542
                                                              ====================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans................................................    $              2,000     $          --
Payable to brokers and dealers............................               1,731,711                  981,705
Payable to customers......................................                 198,244                  202,255
Securities sold, not yet purchased........................                 213,628                  188,703
Accrued expenses and other liabilities....................                 279,808                  318,258
                                                              --------------------     --------------------
                                                                         2,425,391                1,690,921
Long-term debt............................................                 149,338                  149,290
Minority interest.........................................                  21,231                   16,575
                                                              --------------------     --------------------
                                                                         2,595,960                1,856,786
                                                              --------------------     --------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value. Authorized 1,000,000
    shares; none issued...................................              --                        --
  Common stock, $.01 par value. Authorized 100,000,000
    shares; issued 22,938,898 shares in 1998 and
    22,393,910 shares in 1997.............................                     229                      224
  Additional paid-in capital..............................                  15,812                       39
  Retained earnings.......................................                 307,079                  271,589
  Less:
    Treasury stock, at cost; 2,114,265 shares in 1998
      and 2,107,842 shares in 1997........................                 (34,811)                 (26,954)
    Accumulated other comprehensive income (loss):
      Currency translation adjustments....................                  (1,234)                    (622)
      Additional minimum pension liability................                  (1,520)                  (1,520)
                                                              --------------------     --------------------
    Total accumulated other comprehensive income (loss)...                  (2,754)                  (2,142)
                                                              --------------------     --------------------
        Total stockholders' equity........................                 285,555                  242,756
                                                              --------------------     --------------------
                                                              $          2,881,515     $          2,099,542
                                                              ====================     ====================

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 Three Months Ended                         Six Months Ended
                                       -----------------------------------       -----------------------------------
                                           June 26,             June 27,             June 26,             June 27,
                                             1998                 1997                 1998                 1997
                                       --------------       --------------       --------------       --------------
Revenues:
  Commissions.....................     $       91,022       $       71,597       $      172,587       $      136,440
  Principal transactions..........             41,158               44,812               88,570               85,032
  Corporate finance...............             41,716               66,008               96,115               92,965
  Interest .......................             23,092               17,481               42,050               31,376
  Other ..........................              1,844                1,587                2,918                2,850
                                       --------------       --------------       --------------       --------------
  Total revenues..................            198,832              201,485              402,240              348,663
  Interest expense................             20,008               15,545               36,981               27,444
                                       --------------       --------------       --------------       --------------
Revenues, net of interest expense.            178,824              185,940              365,259              321,219
                                       --------------       --------------       --------------       --------------

Non-interest expenses:
  Compensation and benefits.......             91,935              108,029              199,584              185,035
  Floor brokerage and clearing fees            10,006                8,714               19,071               17,165
  Communications..................             17,799               14,468               33,303               25,872
  Occupancy and equipment rental..              4,835                4,611                9,810                9,214
  Travel and promotional..........              5,870                4,601               12,024                8,485
  Software royalties..............              3,775                2,581                6,761                4,964
  Other...........................              9,587                7,609               17,564               13,590
                                       --------------       --------------       --------------       --------------
  Total non-interest expenses.....            143,807              150,613              298,117              264,325
                                       --------------       --------------       --------------       --------------

Earnings before income taxes and
    minority interest.............             35,017               35,327               67,142               56,894

Income taxes......................             15,389               14,197               28,735               23,202
                                       --------------       --------------       --------------       --------------

Earnings before minority interest.             19,628               21,130               38,407               33,692

Minority interest.................              1,802                1,382                3,105                2,547
                                       --------------       --------------       --------------       --------------

  Net earnings....................     $       17,826       $       19,748       $       35,302       $       31,145
                                       ==============       ==============       ==============       ==============

Earnings per share:
  Basic...........................     $         0.80       $         0.92       $         1.60       $         1.44
                                       ==============       ==============       ==============       ==============
  Diluted.........................     $         0.76       $         0.87       $         1.51       $         1.37
                                       ==============       ==============       ==============       ==============

Weighted average shares:
  Basic...........................             22,199               21,470               22,133               21,558
  Diluted.........................             22,909               22,290               22,901               22,304


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                         SIX MONTHS ENDED JUNE 26, 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                      Accumulated         Total
                                                     Additional                                          Other           Stock-
                                        Common        Paid-in        Retained         Treasury       Comprehensive       holders'
                                         Stock        Capital        Earnings           Stock         Income (Loss)       Equity
                                         -----        -------        --------           -----         -------------       ------
Balance,
 December 31, 1997................   $     224       $      39       $ 271,589        $ (26,954)       $  (2,142)       $ 242,756

Exercise of stock options,
 including tax benefits
 (460,500 shares).................           4           9,675              --               --               --            9,679

Issuance of common stock
 (53,286 shares)..................          --           2,181              --               --               --            2,181

Purchase of treasury stock
 (238,140 shares).................          --              --              --          (10,286)              --          (10,286)

Capital Accumulation Plan
 distributions, including tax
 benefits (231,717 shares)........           1           3,000              --            2,429               --            5,430

Change in proportionate
 share of subsidiary's equity
 related to stock issuances/
 purchases at the subsidiary......          --              --           2,257               --               --            2,257

Issuance of restricted stock
 (31,202 shares) and
 additional vesting of
 restricted stock shares,
 including tax benefits...........          --             917              --               --               --              917

Quarterly dividends
 ($.05 per share).................          --              --          (2,069)              --               --           (2,069)

Comprehensive income:
  Net earnings....................          --              --          35,302               --               --           35,302
  Other comprehensive
    income (loss), net of tax:
  Translation adjustment..........          --              --              --               --             (612)            (612)
                                                                                                                        ---------
Comprehensive income..............          --              --              --               --               --           34,690
                                     ---------       ---------       ---------        ---------        ---------        ---------
Balance,
 June 26, 1998....................   $     229       $  15,812       $ 307,079        $ (34,811)       $  (2,754)       $ 285,555
                                     =========       =========       =========        =========        =========        =========

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                              Six Months Ended
                                                          --------------------------
                                                           June 26,         June 27,
                                                             1998             1997
                                                          ---------        ---------
Cash flows from operating activities:

Net earnings ......................................       $  35,302        $  31,145
                                                          ---------        ---------

Adjustments to reconcile net earnings to net cash
  provided by (used in) operations:
  Depreciation and/or amortization of premises and
    equipment, capitalized software, goodwill and
    discount on long-term debt ....................           9,713            8,371
  Additional vesting of restricted stock shares ...             917              304
  Increase in cash and securities segregated and on
    deposit for regulatory purposes ...............         (45,181)         (20,936)
  Increase in receivables:
    Brokers and dealers ...........................        (660,167)        (781,000)
    Customers, officers and directors .............          (9,985)         (15,505)
  Increase in securities owned ....................         (51,225)         (89,209)
  Decrease (increase) in investments ..............           5,022          (26,641)
  (Increase) decrease in other assets .............          (4,488)           5,298
  Increase (decrease) in operating payables:
    Brokers and dealers ...........................         750,006          627,094
    Customers .....................................          (4,011)          54,385
  Increase in securities sold, not yet purchased ..          24,925           68,543
  (Decrease) increase in accrued expenses and other
    liabilities ...................................         (38,450)          23,954
  Increase in minority interest ...................           4,656            1,566
                                                          ---------        ---------

     Total adjustments ............................         (18,268)        (143,776)
                                                          ---------        ---------

     Net cash provided by (used in) operating
        activities ................................          17,034         (112,631)
                                                          ---------        ---------


                             Continued on next page.

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                          Six Months Ended
                                                       -----------------------
                                                       June 26,       June 27,
                                                         1998           1997
                                                       ---------     ---------
Cash flows from financing activities:

       Net proceeds from (payments on):
       Subordinated loan ............................         --       100,000
       Bank loans ...................................      2,000            --
       Repurchase of treasury stock .................    (10,286)      (18,231)
       Dividends paid ...............................     (2,069)         (999)
       Exercise of stock options ....................      9,679           952
       Issuance of common stock shares ..............      2,181             3
       Capital Accumulation Plan distributions ......      5,430         1,651
       Change in proportionate share of
         subsidiary's equity ........................      2,257            12
                                                       ---------     ---------

                Net cash provided by financing
                  activities ........................      9,192        83,388
                                                       ---------     ---------

Cash flows from investing activities -
  purchase of premises and equipment ................     (7,139)      (14,954)
                                                       ---------     ---------

Effect of foreign currency translation on cash ......       (612)           90
                                                       ---------     ---------

                Net increase (decrease) in cash
                  and cash equivalents ..............     18,475       (44,107)

Cash and cash equivalents - beginning of period .....    109,488       114,142
                                                       ---------     ---------

Cash and cash equivalents - end of period ...........  $ 127,963     $  70,035
                                                       =========     =========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest ........................................  $  35,573     $  25,074
                                                       =========     =========
    Income taxes ....................................  $  22,684     $  20,669
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

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     Receivable from and payable to brokers and dealers consists of the following as of June 26, 1998 (in thousands of dollars):

     Receivable from brokers and dealers:
         Securities borrowed..............................    $    1,830,748
         Securities purchased under agreements to resell..            72,864
         Other............................................            26,219
                                                              ----------------
                                                              $    1,929,831
                                                              ================

     Payable to brokers and dealers:
         Securities loaned................................    $    1,631,009
         Securities sold under agreements to repurchase...            62,630
         Other............................................            38,072
                                                              ----------------
                                                              $    1,731,711
                                                              ================

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES


SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of June 26, 1998 (in thousands of dollars):

                                                                                     Securities
                                                                                       Sold,
                                                                Securities            Not Yet
                                                                  Owned              Purchased
                                                              --------------      ---------------
     Corporate equity securities..........................    $      175,437      $       153,062
     High-yield securities................................            69,967               59,692
     Corporate debt securities............................            24,332                  633
     U.S. Government and agency obligations...............            26,344                   --
     Options..............................................               558                  241
                                                              --------------      ---------------
                                                              $      296,638      $       213,628
                                                              ==============      ===============

INVESTMENTS

     Investments consist of the following as of June 26, 1998 (in thousands of dollars):

     Debt and equity investments..........................    $       59,743
     Partnership interests................................            77,791
     Equity and debt interests in affiliates..............            12,028
                                                              --------------
                                                              $      149,562
                                                              ==============

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of June 26, 1998 (in thousands of dollars):

     Cash in banks........................................    $       15,368
     Short term investments...............................           112,595
                                                              --------------
                                                              $      127,963
                                                              ==============

MINORITY INTEREST

     Minority interest represents the minority stockholders' proportionate share of the equity of ITGI. At June 26, 1998, Jefferies Group, Inc. owned approximately 81.5% of ITGI's common stock.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and six month periods ended June 26, 1998 and June 27, 1997 (in thousands, except per share amounts):

                                                        Three Months Ended                      Six Months Ended
                                                    ---------------------------           ---------------------------
                                                    June 26,           June 27,           June 26,           June 27,
                                                      1998               1997               1998               1997
                                                    --------           --------           --------           --------
Net earnings - basic calculation ............       $ 17,826           $ 19,748           $ 35,302           $ 31,145
Adjustment - stock options on subsidiary ....           (373)              (271)              (649)              (499)
                                                    --------           --------           --------           --------
Adjusted earnings - diluted calculation .....       $ 17,453           $ 19,477           $ 34,653           $ 30,646
                                                    ========           ========           ========           ========

Shares for basic and diluted calculations:
Average number of common shares .............         20,846             20,046             20,758             20,138
Capital Accumulation Plan unissued shares....          1,353              1,424              1,375              1,420
                                                    --------           --------           --------           --------
Average shares used in basic computation ....         22,199             21,470             22,133             21,558
Stock options ...............................            550                596                602                556
Other unissued common stock equivalents .....            160                224                166                190
                                                    --------           --------           --------           --------
Average shares used in diluted computation ..         22,909             22,290             22,901             22,304
                                                    ========           ========           ========           ========

Earnings per share:
Basic .......................................       $   0.80           $   0.92           $   1.60           $   1.44
                                                    ========           ========           ========           ========
Diluted .....................................       $   0.76           $   0.87           $   1.51           $   1.37
                                                    ========           ========           ========           ========

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

     Net capital changes from day to day, but as of June 26, 1998, Jefferies', ITG's and W & D's net capital was $104.7 million, $50.5 million and $1.2 million, respectively, which exceeded minimum net capital requirements by $100.1 million, $50.3 million and $954,000, respectively.

QUARTERLY DIVIDENDS

     In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

                    1st Qtr.     2nd Qtr
                    --------     -------
     1998.......     $.050       $.050
     1997.......     $.025       $.025

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

OFF-BALANCE SHEET RISK

     In the normal course of business, the Company had letters of credit outstanding aggregating $36.2 million at June 26, 1998, to satisfy various collateral requirements in lieu of depositing cash or securities.

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

YEAR 2000

     The Company is progressing with its Year 2000 (Y2K) project and still expects to be completed before the end of 1999. The second quarter and first half of 1998 were negatively impacted by year 2000 (Y2K) expenses totaling $3.5 million and $4.5 million, respectively. Y2K expenses include outside consultants, software and project management, excluding costs associated with system enhancements.

CONTINGENCIES

     The Company recently received a "30-day letter" proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $10.0 million plus interest. Substantially all of the proposed adjustments relate to Investment Technology Group, Inc., the Company's 81.5% owned subsidiary and include i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of Investment Technology Group's initial public offering in 1994 and ii) the disallowance of tax credits taken in connection with certain research and development expenditures. The Company intends to vigorously contest the proposed adjustments and believes that resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

SEGMENT REPORTING

     The Company's operations have been classified into two business segments:
Financial services and ITGI. The Financial services segment includes the traditional securities brokerage and investment banking activities of Jefferies Group, Inc. and its subsidiaries, except ITGI and its subsidiaries. The ITGI segment includes the automated equity trading and transaction research activities of ITGI and its subsidiaries. Financial information by segment for the three months and six months ended June 26, 1998 and June 27, 1997 are summarized as follows (in thousands of dollars):

                                         FINANCIAL                           ELIMINATIONS /
        THREE MONTHS ENDED               SERVICES             ITGI          RECLASSIFICATIONS     CONSOLIDATED

JUNE 26, 1988
Total revenues.................        $       149,699   $         50,905  $           (1,772)  $          198,832
Operating income...............                 16,350             18,667                  --               35,017
Identifiable assets............              2,743,399            149,078             (10,962)           2,881,515
Capital expenditures...........                  1,588              2,944                  --                4,532
Depreciation and amortization..                  2,548              2,070                  --                4,618

JUNE 27, 1997
Total revenues.................                165,448             36,679                (642)             201,485
Operating income...............                 21,402             13,925                  --               35,327
Identifiable assets............              2,368,432            100,149              (9,938)           2,458,643
Capital expenditures...........                  2,826              6,003                  --                8,829
Depreciation and amortization..                  2,703              1,504                  --                4,207

                                         FINANCIAL                           ELIMINATIONS /
         SIX MONTHS ENDED                SERVICES             ITGI          RECLASSIFICATIONS      CONSOLIDATED

JUNE 26, 1988
Total revenues.................        $       313,547   $         92,292  $           (3,599)    $        402,240
Operating income...............                 35,425             31,717                  --               67,142
Identifiable assets............              2,743,399            149,078             (10,962)           2,881,515
Capital expenditures...........                  3,393              3,746                  --                7,139
Depreciation and amortization..                  5,660              4,053                  --                9,713

JUNE 27, 1997
Total revenues.................                282,441             67,333              (1,111)             348,663
Operating income...............                 31,608             25,286                  --               56,894
Identifiable assets............              2,368,432            100,149              (9,938)           2,458,643
Capital expenditures...........                  4,741             10,213                  --               14,954
Depreciation and amortization..                  5,523              2,848                  --                8,371

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     Total assets increased $782.0 million from $2,099.5 million at December 31, 1997 to $2,881.5 million at June 26, 1998. The increase in assets is mostly due to an increase in the balances associated with the Jefferies' securities borrowed and lending matched book business.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

FIRST HALF 1998 VERSUS FIRST HALF 1997

     Revenues, net of interest expense, increased 14% to $365.3 million, compared to $321.2 million for the first half of 1997. The increase was due primarily to a $36.1 million, or 26%, increase in commissions, a $3.5 million, or 4%, increase in principal transactions, and a $3.2 million, or 3%, increase in corporate finance. Commission revenues increased, led by ITG and the Equities Division. Revenues from principal transactions increased primarily due to increased trading gains in the Equities Division. Corporate finance revenues benefited from increased advisory fees and equity transactions. Net interest income (interest revenues less interest expense) was up $1.1 million mostly due to an excess of securities borrowed interest income over securities loaned interest expense and an increase in interest from investments, partially offset by additional interest expense associated with the $100 million face value of Senior Notes, due 2007.

     Total non-interest expenses increased 13% to $298.1 million, compared to $264.3 million for the first half of 1997. Compensation and benefits increased $14.5 million, or 8%, mostly due to higher salaries expense associated with an increase in personnel. Communications increased $7.4 million, or 29%, partly due to year 2000 (Y2K) costs and partly due to increased trade volume, personnel, and system upgrades. Other expense increased $4.0 million, or 29%, largely due to ITGI losses from long-term investments made to enhance products and enter new markets via joint ventures worldwide, fees related to Jefferies' revolving subordinated loan and consulting fees. Travel and promotional increased $3.5 million, or 42%, largely due to increased business travel related to corporate finance activities. Floor brokerage and clearing fees increased $1.9 million, or 11%, due to increased volume of business executed on the various exchanges. Software royalties increased $1.8 million, or 36%, due to higher POSIT(R) commission revenues. Occupancy and equipment rental increased $596,000, or 6%, largely due to ITGI's relocation of its corporate headquarters.

     Earnings before income taxes and minority interest were up 18% to $67.1 million, compared to $56.9 million for the same prior year period. The effective tax rate was approximately 43% for the first half of 1998 and approximately 41% for the first half of 1997. The increase in the tax rate is mostly due to several unusual items. The 1998 tax rate was unfavorably impacted by non-deductible ITGI losses from long-term investments. The 1997 tax rate was favorably impacted by a reversal of deferred taxes related to ITGI shares that were repurchased during 1997.

     Minority interest (approximately 18% of the earnings of ITGI) was $3.1 million for the first half of 1998 as compared to $2.5 million in the comparable 1997 period. The increase in minority interest expense was due to increased ITGI earnings.

     Basic earnings per share were $1.60 for the first half of 1998 on 22,133,000 shares compared to $1.44 in the 1997 period on 21,558,000 shares. Diluted earnings per share were $1.51 for the first half of 1998 on 22,901,000 shares compared to $1.37 in the comparable 1997 period on 22,304,000 shares.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

SECOND QUARTER 1998 VERSUS SECOND QUARTER 1997

     Revenues, net of interest expense, decreased 4% to $178.8 million, compared to $185.9 million for the second quarter of 1997. The decrease was due primarily to a $24.3 million, or 37%, decrease in corporate finance and a $3.7 million, or 8%, decrease in principal transactions, offset by a $19.4 million, or 27%, increase in commissions. Commission revenues increased, led by ITG and the Equities Division. Revenues from principal transactions decreased primarily due to a decrease in managed investment account trading gains. Corporate finance revenues decreased because the second quarter of 1997 benefited from one sole-managed high-yield underwriting which accounted for approximately $40 million in revenues. Net interest income (interest revenues less interest expense) was up $1.1 million mostly due to an excess of securities borrowed interest income over securities loaned interest expense and an increase in interest from investments, partially offset by additional interest expense associated with the $100 million face value of Senior Notes, due 2007.

     Total non-interest expenses decreased 5% to $143.8 million, compared to $150.6 million for the second quarter of 1997. Compensation and benefits decreased $16.1 million, or 15%, mostly due to a reduction in incentive based compensation accruals. Communications increased $3.3 million, or 23%, primarily due to Y2K costs. Other expense increased $2.0 million, or 26%, largely due to ITGI losses from long-term investments made to enhance products and enter new markets via joint ventures worldwide, fees related to Jefferies' revolving subordinated loan and consulting fees. Floor brokerage and clearing fees increased $1.3 million, or 15%, due to increased volume of business executed on the various exchanges. Travel and promotional increased $1.3 million, or 28%, largely due to increased business travel related to corporate finance activities. Software royalties increased $1.2 million, or 46%, due to higher POSIT(R) commission revenues. Occupancy and equipment rental increased $224,000, or 5%, largely due to ITGI's relocation of its corporate headquarters.

     Earnings before income taxes and minority interest were down 1% to $35.0 million, compared to $35.3 million for the same prior year period. The effective tax rate was approximately 44% for the second quarter of 1998 and approximately 40% for the second quarter of 1997. The increase in the tax rate is mostly due to several unusual items. The 1998 tax rate was unfavorably impacted by non-deductible ITGI losses from long-term investments. The 1997 tax rate was favorably impacted by a reversal of deferred taxes related to ITGI shares that were repurchased during 1997.

     Minority interest (approximately 18% of the earnings of ITGI) was $1.8 million for the second quarter of 1998 as compared to $1.4 million in the comparable 1997 period. The increase in minority interest expense was due to increased ITGI earnings.

     Basic earnings per share were $0.80 for the second quarter of 1998 on 22,199,000 shares compared to $0.92 in the 1997 period on 21,470,000 shares. Diluted earnings per share were $0.76 for the second quarter of 1998 on 22,909,000 shares compared to $0.87 in the comparable 1997 period on 22,290,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

     During the first half of 1998, the Company repurchased 238,140 shares (including 185,400 shares purchased in connection with the Company's Capital Accumulation Plan) of its common stock versus 898,510 shares (including 188,400 shares purchased in connection with the Company's Capital Accumulation Plan) for the comparable 1997 period.

     During the second quarter of 1998, the Company repurchased 157,575 shares (including 150,900 shares purchased in connection with the Company's Capital Accumulation Plan) of its common stock versus 82,342 shares (including 81,400 shares purchased in connection with the Company's Capital Accumulation Plan) for the comparable 1997 period.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

REVENUES BY SOURCE

     The following provides a breakdown of total revenues by source for the three months and six months ended June 26, 1998 and June 27, 1997.

                                                                            Three Months Ended
                                                     --------------------------------------------------------------
                                                                June 26,                         June 27,
                                                                   1998                             1997
                                                     -----------------------------    -----------------------------
                                                                         % of                             % of
                                                                        Total                             Total
                                                          Amount       Revenues             Amount      Revenues
                                                          ------       --------             ------      --------
                                                                          (Dollars in thousands)
Commissions and principal transactions:
     Equities....................................    $        58,891          30%    $        48,934          24%
     Investment Technology Group.................             48,677          24              35,480          18
     International...............................             11,804           6              14,594           7
     Taxable Fixed Income........................              8,863           4               8,899           4
     Convertible.................................              2,415           1               2,041           1
     Other proprietary trading...................              1,530           1               6,461           3
                                                     ---------------  ----------     ---------------  ----------
       Total.....................................            132,180          66             116,409          57
Corporate finance................................             41,716          21              66,008          33
Interest.........................................             23,092          12              17,481           9
Other  ..........................................              1,844           1               1,587           1
                                                     ---------------  ----------     ---------------  ----------
       Total revenues............................    $       198,832         100%    $       201,485         100%
                                                     ===============  ==========     ===============  ==========

                                                                             Six Months Ended
                                                     --------------------------------------------------------------
                                                                June 26,                         June 27,
                                                                   1998                             1997
                                                     -----------------------------    -----------------------------
                                                                         % of                             % of
                                                                        Total                             Total
                                                          Amount       Revenues             Amount      Revenues
                                                          ------       --------             ------      --------
                                                                          (Dollars in thousands)
Commissions and principal transactions:
     Equities....................................    $       116,574          29%    $        97,513          28%
     Investment Technology Group.................             87,907          22              65,103          19
     International...............................             25,579           6              26,747           8
     Taxable Fixed Income........................             18,565           5              17,557           5
     Convertible.................................              5,388           1               4,151           1
     Other proprietary trading...................              7,144           2              10,401           3
                                                     ---------------  ----------     ---------------  ----------
       Total.....................................            261,157          65             221,472          64
Corporate finance................................             96,115          24              92,965          26
Interest.........................................             42,050          10              31,376           9
Other  ..........................................              2,918           1               2,850           1
                                                     ---------------  ----------     ---------------  ----------
       Total revenues............................    $       402,240         100%    $       348,663         100%
                                                     ===============  ==========     ===============  ==========

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          Date of Meeting - - May 12, 1998
             Type of Meeting - - Annual Meeting of Shareholders

(b) At the meeting, the following directors were elected by the shareholders to hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified:
                                 Frank E. Baxter
                                 Richard G. Dooley
                                 Richard B. Handler
                                 Tracy G. Herrick
                                 Raymond L. Killian, Jr.
                                 Michael L. Klowden
                                 Frank J. Macchiarola
                                 Mark A. Wolfson

(c)(1) At the meeting, with respect to the matters under consideration, the following votes were cast in the following manner:

                                                                   FOR         AGAINST       ABSTAIN       WITHHELD
                                                                   ---         -------       -------       --------
                Election of directors:
                Frank E. Baxter                                  16,482,480             0             0       182,810
                Richard G. Dooley                                16,482,636             0             0       182,654
                Richard B. Handler                               16,269,719             0             0       395,571
                Tracy G. Herrick                                 16,474,523             0             0       190,767
                Raymond L. Killian, Jr.                          16,482,636             0             0       182,654
                Michael L. Klowden                               16,482,596             0             0       182,694
                Sheldon B. Lubar                                 16,482,286             0             0       183,004
                Frank J. Macchiarola                             16,482,636             0             0       182,654
                Mark A. Wolfson                                  16,482,636             0             0       182,654

                Amendment to Certificate of Incorporation        12,732,725     3,853,226        79,339             0

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

     In order to avoid the uncertainties of litigation, Jefferies has entered into a settlement agreement which received the preliminary approval of the Court on October 15, 1997, but which is still subject to final approval of the Court. The amount of the settlement has been previously provided for and will not have a material adverse effect on the Company.

     Other. Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company's management believes that pending litigation will not have a material adverse effect on the Company.

                           ITEM 6. REPORTS ON FORM 8-K

   (b) Reports on Form 8-K.

           On May 1, 1998, the Company filed a Form 8-K updating financial information related to the previously announced plans to separate the Company's 100% owned subsidiary, Jefferies & Company, Inc., and its 81.5% owned subsidiary, Investment Technology Group, Inc., through a proposed spin-off and related transactions.

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



Date:    August 7, 1998                     By: /s/   Clarence T. Schmitz
     ------------------------                  -----------------------------
                                                Clarence T. Schmitz
                                                Chief Financial Officer