Form 10-Q
period 1998-09-25
JEFFERIES GROUP INC
filed 1998-11-06
CIK 717867

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   September 25, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________


                         Commission file number 1-11665


                              JEFFERIES GROUP, INC.

             (Exact name of registrant as specified in its charter)


           DELAWARE                                         95-2848406
--------------------------------                      ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                         Identification No.)


11100 Santa Monica Blvd., Los Angeles, California              90025
-------------------------------------------------            ----------
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:    (310) 445-1199


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]    No [ ]

As of September 25, 1998, the registrant had 21,029,862 common shares, $.01 par value, outstanding.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 25, 1998


                                                                                   Page
PART I.     FINANCIAL INFORMATION

    Item 1.Financial Statements

           Consolidated Statements of Financial Condition -
             September 25, 1998 (unaudited) and December 31, 1997 ...................  3

           Consolidated Statements of Earnings (unaudited) -
             Three Months and Nine Months Ended September 25, 1998 and
             September 26, 1997 .....................................................  4

           Consolidated Statement of Changes in Stockholders' Equity (unaudited) -
             Nine Months Ended September 25, 1998 ...................................  5

           Consolidated Statements of Cash Flows (unaudited) -
             Nine Months Ended September 25, 1998 and September 26, 1997 ............  6

           Notes to Consolidated Financial Statements (unaudited) ...................  8

    Item 2.Management's Discussion and Analysis of Financial Condition
             and Results of Operations .............................................. 13


PART II.   OTHER INFORMATION

    Item 1.Legal Proceedings ........................................................ 18

    Item 6.Exhibits and Reports on Form 8-K ......................................... 18

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       September 25,   December 31,
                                                            1998           1997
                                                       -------------   ------------
ASSETS                                                  (unaudited)

Cash and cash equivalents .........................    $   157,950     $   109,488
Cash and securities segregated and on deposit for
 regulatory purposes or deposited with clearing
 and depository organizations .....................         48,498          30,977
Receivable from brokers and dealers ...............      1,835,225       1,269,664
Receivable from customers, officers and directors .        146,763         166,284
Securities owned ..................................        136,133         245,413
Investments .......................................        150,427         154,584
Premises and equipment ............................         39,692          42,828
Other assets ......................................         73,738          80,304
                                                       -----------     -----------
                                                       $ 2,588,426     $ 2,099,542
                                                       ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans ........................................    $     2,000     $        --
Payable to brokers and dealers ....................      1,580,937         981,705
Payable to customers ..............................        185,070         202,255
Securities sold, not yet purchased ................         63,715         188,703
Accrued expenses and other liabilities ............        280,053         318,258
                                                       -----------     -----------
                                                         2,111,775       1,690,921
Long-term debt ....................................        149,363         149,290
Minority interest .................................         23,665          16,575
                                                       -----------     -----------
                                                         2,284,803       1,856,786
                                                       -----------     -----------

STOCKHOLDERS' EQUITY:
  Preferred  stock, $.01 par value.
    Authorized 1,000,000 shares; none issued.......             --              --
  Common stock, $.01 par value.
    Authorized 100,000,000 shares; issued 23,156,143
    shares in 1998 and 22,393,910 shares in 1997...            232             224
  Additional paid-in capital ......................         17,748              39
  Retained earnings ...............................        323,807         271,589
  Less:
    Treasury  stock, at cost; 2,126,281 shares in
      1998 and 2,107,842 shares in 1997............        (35,738)        (26,954)
    Accumulated other comprehensive income (loss):
      Currency translation adjustments ............           (906)           (622)
      Additional minimum pension liability ........         (1,520)         (1,520)
                                                        ----------      ----------
    Total  accumulated other  comprehensive  income
      (loss).......................................         (2,426)         (2,142)
                                                        ----------      ----------
        Total stockholders' equity ................        303,623         242,756
                                                        ----------      ----------
                                                        $2,588,426      $2,099,542
                                                        ==========      ==========

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                 Three Months Ended      Nine Months Ended
                                ---------------------   ---------------------
                                Sept. 25,   Sept. 26,   Sept. 25,   Sept. 26,
                                  1998         1997       1998        1997
                                ---------   ---------   ---------   ---------
Revenues:
  Commissions ..............    $106,655    $ 67,638    $279,242    $204,078
  Principal transactions ...      32,773      47,299     121,343     132,331
  Corporate finance ........      13,489      47,511     109,604     140,476
  Interest .................      25,871      21,054      67,921      52,430
  Other ....................       5,493       1,321       8,411       4,171
                               ---------   ---------   ---------   ---------
Total revenues .............     184,281     184,823     586,521     533,486
Interest expense ...........      20,349      18,560      57,330      46,004
                               ---------   ---------   ---------   ---------
Revenues, net of interest
  expense...................     163,932     166,263     529,191     487,482
                               ---------   ---------   ---------   ---------


Non-interest expenses:
  Compensation and benefits       79,855      96,647     279,439     281,682
  Floor brokerage and
    clearing fees ..........      10,882       8,658      29,953      25,823
  Communications ...........      17,617      14,180      50,920      40,052
  Occupancy and equipment
    rental..................       4,905       5,536      14,715      14,750
  Travel and promotional ...       5,019       4,284      17,043      12,769
  Software royalties .......       4,416       2,308      11,177       7,272
  Other ....................       9,229       8,245      26,793      21,835
                               ---------   ---------   ---------   ---------
Total non-interest expenses      131,923     139,858     430,040     404,183
                               ---------   ---------   ---------   ---------


Earnings before income taxes
  and minority interest ....      32,009      26,405      99,151      83,299

Income taxes ...............      13,761      10,863      42,496      34,065
                               ---------   ---------   ---------   ---------
Earnings before minority
  interest..................      18,248      15,542      56,655      49,234

Minority interest ..........       2,572       1,122       5,677       3,669
                               ---------   ---------   ---------   ---------
Net earnings ...............   $  15,676   $  14,420   $  50,978   $  45,565
                               =========   =========   =========   =========

Earnings per share:
  Basic ....................   $    0.70   $   0.67    $    2.29   $    2.12
                               =========   =========   =========   =========

  Diluted ..................   $    0.66   $    0.63   $    2.18   $    2.01
                               =========   =========   =========   =========
Weighted average shares:
  Basic ....................      22,432      21,408      22,233      21,508
  Diluted ..................      22,965      22,300      22,918      22,310


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 25, 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                                Accumulated         Total
                                                    Additional                                     Other            Stock-
                                       Common        Paid-in        Retained       Treasury     Comprehensive      Holders'
                                       Stock         Capital        Earnings         Stock      Income (Loss)       Equity
                                     ---------      ----------     ---------       ---------    -------------      ---------
Balance,
 December 31, 1997 ............      $     224      $      39      $ 271,589       $ (26,954)      $  (2,142)      $ 242,756


Exercise of stock options,
 including tax benefits
 (536,500 shares) .............              5         11,458             --              --              --          11,463


Issuance of common stock
 (53,286 shares) ..............             --          2,181             --              --              --           2,181

Purchase of treasury stock
 (271,468 shares) .............             --             --             --         (11,692)             --         (11,692)

Capital Accumulation Plan
 distributions, including tax
 benefits (254,881 shares) ....              2          3,154             --           2,930              --           6,086


Change in proportionate
 share of subsidiary's equity
 related to stock issuances /
 purchases at the subsidiary ..             --             --          4,353              --              --           4,353


Issuance of restricted stock
 (170,595 shares), net of
 forfeitures, and additional
 vesting of restricted stock
 shares, including tax benefits              1            916             --             (22)             --             895


Quarterly dividends
 ($.05 per share per quarter) .             --             --         (3,113)             --              --          (3,113)


Comprehensive income:
  Net earnings ................             --             --         50,978              --              --          50,978
  Other comprehensive
    income (loss), net of tax:
  Translation adjustment ......             --             --             --              --            (284)           (284)
                                                                                                                   ---------
Comprehensive income ..........                                                                                       50,694
                                     ---------      ---------      ---------       ---------       ---------       ---------
Balance,
 September 25, 1998 ...........      $     232      $  17,748      $ 323,807       $ (35,738)      $  (2,426)      $ 303,623
                                     =========      =========      =========       =========       =========       =========


     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                             Nine Months Ended
                                                         ------------------------
                                                          Sept. 25,     Sept. 26,
                                                             1998          1997
                                                          ---------     ---------
Cash flows from operating activities:

     Net earnings ....................................... $  50,978     $  45,565
                                                          ---------     ---------

     Adjustments to reconcile net earnings to net cash
       provided by (used in) operations:
       Depreciation and/or amortization of premises and
         equipment, capitalized software, goodwill and
         discount on long-term debt .....................    15,772        12,433
       Additional vesting of restricted stock shares ....       917           365
       Increase in cash and securities segregated
         and on deposit for regulatory purposes..........   (17,521)      (28,464)
       (Increase) decrease in receivables:
         Brokers and dealers ............................  (565,561)     (483,028)
         Customers, officers and directors ..............    19,521         2,499
       Decrease in securities owned .....................   109,280           432
       Decrease (increase) in investments ...............     4,157       (87,866)
       Decrease in other assets .........................     4,543         2,410
       Increase (decrease) in operating payables:
         Brokers and dealers ............................   599,232       337,169
         Customers ......................................   (17,185)       44,999
       (Decrease) increase in securities sold,
         not yet purchased ..............................  (124,988)       40,446
       (Decrease) increase in accrued expenses and
         other liabilities...............................   (38,205)       57,730
       Increase in minority interest ....................     7,090         3,123
                                                          ---------     ---------
               Total adjustments ........................    (2,948)      (97,752)
                                                          ---------     ---------
               Net cash provided by (used in)

                 operating activities ...................    48,030       (52,187)
                                                          ---------     ---------


                                   Continued on next page.

     See accompanying unaudited notes to consolidated financial statements.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                  Nine Months Ended
                                                               ------------------------
                                                               Sept. 25,      Sept. 26,
                                                                 1998            1997
                                                               ---------      ---------
Cash flows from financing activities:

      Net proceeds from (payments on):
      Additional term debt ...............................            --         99,722
      Bank loans .........................................         2,000             --
      Repurchase of treasury stock .......................       (11,714)       (21,143)
      Dividends paid .....................................        (3,113)        (1,500)
      Exercise of stock options ..........................        11,463          1,378
      Issuance of common stock shares ....................         2,181            882
      Capital Accumulation Plan distributions ............         6,086          1,797
      Change in proportionate share of subsidiary's equity         4,353            826
                                                               ---------      ---------

           Net cash provided by financing activities .....        11,256         81,962
                                                               ---------      ---------
Cash flows from investing activities -
  Purchase of premises and equipment .....................       (10,540)       (22,526)
                                                               ---------      ---------

Effect of foreign currency translation on cash ...........          (284)          (443)
                                                               ---------      ---------

           Net increase in cash and cash equivalents .....        48,462          6,806


Cash and cash equivalents - beginning of period ..........       109,488        114,142
                                                               ---------      ---------

Cash and cash equivalents - end of period ................     $ 157,950      $ 120,948
                                                               =========      =========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest .............................................     $  56,714      $  42,347
                                                               =========      =========
    Income taxes .........................................     $  33,328      $  42,648
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

    All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for the fair statement of the results for the interim periods and should be read in conjunction with the Company's annual report for the year ended December 31, 1997.

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

RECLASSIFICATIONS

    Certain reclassifications have been made to the prior year's amounts to conform to the current period's presentation.

RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

    Receivable from and payable to brokers and dealers consists of the following as of September 25, 1998 (in thousands of dollars):

        Receivable from brokers and dealers:
            Securities borrowed ................................   $1,676,271
            Securities  purchased under agreements to resell ...       97,845
            Other ..............................................       61,109
                                                                   ----------
                                                                   $1,835,225
                                                                   ==========

        Payable to brokers and dealers:
            Securities loaned ..................................   $1,457,989
            Securities sold under agreements to repurchase .....       93,220
            Other ..............................................       29,728
                                                                   ----------
                                                                   $1,580,937
                                                                   ==========

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

    The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of September 25, 1998 (in thousands of dollars):

                                                               Securities
                                                                  Sold,
                                                  Securities     Not Yet
                                                    Owned       Purchased
                                                   --------     --------
        Corporate equity securities ..........     $ 50,152     $ 30,671
        High-yield securities ................       57,901       29,714
        Corporate debt securities ............       19,140        2,944
        U.S. Government and agency obligations        8,461           --
        Options ..............................          479          386
                                                   --------     --------
                                                   $136,133     $ 63,715
                                                   ========     ========

INVESTMENTS

    Investments consist of the following as of September 25, 1998 (in thousands of dollars):

    Debt and equity investments................    $    66,689
    Partnership interests......................         71,461
    Equity and debt interests in affiliates....         12,277
                                                   -----------
                                                   $   150,427
                                                   ===========

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash in banks and short term investments. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days. The following is a summary of cash and cash equivalents as of September 25, 1998 (in thousands of dollars):

    Cash in banks..............................    $    20,456
    Short term investments.....................        137,494
                                                   -----------
                                                   $   157,950
                                                   ===========

MINORITY INTEREST

    Minority interest represents the minority stockholders' proportionate share of the equity of ITGI. At September 25, 1998, Jefferies Group, Inc. owned approximately 81.4% of ITGI's common stock.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three month and nine month periods ended September 25, 1998 and September 26, 1997 (in thousands, except per share amounts):

                                                     Three Months Ended           Nine Months Ended
                                                   ----------------------      ----------------------
                                                   Sept. 25,     Sept. 26,    Sept. 25,      Sept. 26,
                                                     1998          1997          1998          1997
                                                   --------      --------      --------      --------
    Net earnings - basic calculation .........     $ 15,676      $ 14,420      $ 50,978      $ 45,565
    Adjustment - stock options on subsidiary .         (484)         (267)       (1,061)         (789)
                                                   --------      --------      --------      --------
    Adjusted earnings - diluted calculation ..     $ 15,192      $ 14,153      $ 49,917      $ 44,776
                                                   ========      ========      ========      ========

    Shares for basic and diluted calculations:
    Average number of common shares ..........       20,956        20,018        20,824        20,098
    Capital Accumulation Plan unissued shares         1,476         1,390         1,409         1,410
                                                   --------      --------      --------      --------
    Average shares used in basic computation .       22,432        21,408        22,233        21,508
    Stock options ............................          459           695           553           610
    Other unissued common stock equivalents ..           74           197           132           192
                                                   --------      --------      --------      --------
    Average shares used in diluted computation       22,965        22,300        22,918        22,310
                                                   ========      ========      ========      ========
    Earnings per share:
      Basic ..................................     $   0.70      $   0.67      $   2.29      $   2.12
                                                   ========      ========      ========      ========
      Diluted ................................     $   0.66      $   0.63      $   2.18      $   2.01
                                                   ========      ========      ========      ========

OTHER COMPREHENSIVE INCOME

    The following summarizes other comprehensive income and accumulated other comprehensive income at September 25, 1998 and for the nine months then ended (in thousands of dollars):

                                                            Tax
                                            Before-Tax   (Expense)  Net-of-Tax
                                              Amount     or Benefit   Amount
    Currency translation adjustments ...       $(284)       $--       $(284)

    Minimum pension liability adjustment          --         --          --
                                               -----        ---       -----
    Other comprehensive income (loss) ..       $(284)       $--       $(284)
                                               =====        ===       =====

                                                            Minimum        Accumulated
                                          Currency          Pension           Other
                                         Translation       Liability      Comprehensive
                                         Adjustments       Adjustment     Income (Loss)
    Beginning at December 31, 1997 ....    $(622)           $(1,520)         $(2,142)

    Change in 1998 ....................     (284)                --             (284)
                                           ------           -------          -------
    Ending at September 25, 1998 ......    $(906)           $(1,520)         $(2,426)
                                           ======           =======          =======

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

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

    Net capital changes from day to day, but as of September 25, 1998, Jefferies', ITG's and W & D's net capital was $167.1 million, $55.5 million and $1.8 million, respectively, which exceeded minimum net capital requirements by $163.0 million, $55.3 million and $1.5 million, respectively.

QUARTERLY DIVIDENDS

    In 1988, the Company instituted a policy of paying regular quarterly dividends. There are no restrictions on the Company's present ability to pay dividends on common stock, other than the governing provisions of the Delaware General Corporation Law.

Dividends per Common Share (declared and paid):

               1st Qtr.   2nd Qtr   3rd Qtr
               --------   -------   -------
    1998.....     $.050     $.050   $.050
    1997.....     $.025     $.025   $.025

OFF-BALANCE SHEET RISK

    In the normal course of business, the Company had letters of credit outstanding aggregating $36.1 million at September 25, 1998, to satisfy various collateral requirements in lieu of depositing cash or securities.

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

JEFFERIES GROUP, INC. ANNOUNCES INTENTION TO CONSIDER SEPARATING INTO TWO INDEPENDENT COMPANIES

    On March 17, 1998, Jefferies Group, Inc. announced that it is considering the separation, through a spin-off and restructuring, of its two principal lines of business: a full-service global investment bank serving institutions and small to medium sized corporations ("JEFCO"); and 81.4% owned Investment Technology Group, Inc. ("ITGI"), the leading provider of technology-based equity trading services and transaction research to institutional investors and brokers.

    If the separation is completed, Jefferies Group, Inc. shareholders will own 100% of JEFCO and approximately 81.4% of ITGI. The public ITGI shareholders will continue to own 18.6% of ITGI. (The ITGI percentage ownership could change slightly as a result of ITGI stock repurchases or issuances before the transaction closing date.) The spin-off will be accomplished by a tax-free distribution of 100% of the shares of the new company, JEFCO, to Jefferies Group, Inc. shareholders. Jefferies Group, Inc.'s 15 million shares of ITGI would then be its only asset. The spin-off would be followed immediately by a tax-free merger of Jefferies Group, Inc. and ITGI, in which ITGI's public shareholders will exchange their shares of ITGI stock for shares of Jefferies Group, Inc., which would then be renamed Investment Technology Group, Inc.

    The spin-off and restructuring transactions are contingent on a number of factors, including receipt of all required Board of Directors and shareholder approvals of Jefferies Group, Inc. and ITGI, receipt of a favorable tax ruling from the Internal Revenue Service and other required regulatory and contractual approvals.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

CONTINGENCIES

    The Company recently received a "30-day letter" proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $10.0 million plus interest. Substantially all of the proposed adjustments relate to Investment Technology Group, Inc., the Company's 81.4% owned subsidiary and include (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of Investment Technology Group's initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. The Company intends to vigorously contest the proposed adjustments and believes that resolution of this matter will not have a material adverse effect on the Company.

SEGMENT REPORTING

    The Company's operations have been classified into two business segments:
Financial services and ITGI. The Financial services segment includes the traditional securities brokerage and investment banking activities of Jefferies Group, Inc. and its subsidiaries, except ITGI and its subsidiaries. The ITGI segment includes the automated equity trading and transaction research activities of ITGI and its subsidiaries. Financial information by segment for the three months and nine months ended September 25, 1998 and September 26, 1997 are summarized as follows (in thousands of dollars):

                                     FINANCIAL                         ELIMINATIONS /
     THREE MONTHS ENDED              SERVICES            ITGI        RECLASSIFICATIONS    CONSOLIDATED
SEPTEMBER 25, 1998
Total revenues ..................   $  124,041        $   57,697        $    2,543         $  184,281
Operating income ................        6,278            25,731                --             32,009
Identifiable assets .............    2,430,991           166,652            (9,217)         2,588,426
Capital expenditures ............        2,630               771                --              3,401
Depreciation and amortization ...        3,435             2,624                --              6,059

SEPTEMBER 26, 1997
Total revenues ..................      152,090            33,437              (704)           184,823
Operating income ................       15,079            11,326                --             26,405
Identifiable assets .............    2,081,578           107,066            (9,507)         2,179,137
Capital expenditures ............        4,381             3,191                --              7,572
Depreciation and amortization ...        2,257             1,805                --              4,062

                                     FINANCIAL                         ELIMINATIONS /
     NINE MONTHS ENDED               SERVICES            ITGI        RECLASSIFICATIONS    CONSOLIDATED
SEPTEMBER 25, 1998
Total revenues ..................   $  437,588        $  149,989        $   (6,462)        $  586,521
Operating income ................       41,703            57,448                --             99,151
Identifiable assets .............    2,430,991           166,652            (9,217)         2,588,426
Capital expenditures ............        6,023             4,517                --             10,540
Depreciation and amortization ...        9,095             6,677                --             15,772


SEPTEMBER 26, 1997
Total revenues ..................      434,531           100,770            (1,815)           533,486
Operating income ................       46,687            36,612                --             83,299
Identifiable assets .............    2,081,578           107,066            (9,507)         2,179,137
Capital expenditures ............        9,122            13,404                --             22,526
Depreciation and amortization ...        7,780             4,653                --             12,433


                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS

    This document contains forward-looking statements concerning 1) the timing, structure and ramifications of the proposed spin-off and related transactions and 2) the Company's Year 2000 ("Y2K") Project. These statements are intended to be "forward-looking statements", as that phrase is defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements, which can be identified by the use of terms such as "plan," "anticipate," "will," "would," "expect," "estimate" or variations of such terms, may not occur as presently anticipated due to various uncertainties. As a result, no forward-looking statement should be regarded as a representation by Jefferies Group, Inc., ITGI or any other person that the presently anticipated events will occur as described herein.

ANALYSIS OF FINANCIAL CONDITION

    Total assets increased $488.9 million from $2,099.5 million at December 31, 1997 to $2,588.4 million at September 25, 1998. The increase in assets is mostly due to an increase in the balances associated with the Jefferies' securities borrowed and lending matched book business.

NINE MONTHS 1998 VERSUS NINE MONTHS 1997

    Revenues, net of interest expense, increased 9% to $529.2 million, compared to $487.5 million for the first nine months of 1997. The increase was due primarily to a $75.2 million, or 37%, increase in commissions, partially offset by a $30.9 million, or 22%, decrease in corporate finance and an $11.0 million, or 8%, decrease in principal transactions. Commission revenues increased, led by ITG and the Equities Division. Revenues from principal transactions decreased primarily due to decreased trading gains in other investments. Corporate finance revenues declined due to the currently difficult environment for underwritings. Other revenue increased $4.2 million mostly due to a gain on ITGI's sale of its interest in the LongView Group, Inc. Net interest income (interest revenues less interest expense) was up $4.2 million mostly due to an excess of securities borrowed interest income over securities loaned interest expense.

    Total non-interest expenses increased 6% to $430.0 million, compared to $404.2 million for the first nine months of 1997. Communications increased $10.9 million, or 27%, partly due to Y2K costs and partly due to increased trade volume, personnel, and system upgrades. Other expense increased $5.0 million, or 23%, largely due to an increase in consulting fees and ITGI losses from long-term investments made to enhance products and enter new markets via joint ventures worldwide. Travel and promotional increased $4.3 million, or 33%, largely due to increased business travel related to corporate finance activities. Floor brokerage and clearing fees increased $4.1 million, or 16%, due to increased volume of business executed on the various exchanges. Software royalties increased $3.9 million, or 54%, due to higher POSIT(R) commission revenues. Compensation and benefits decreased $2.2 million, or 1%, mostly due to a decrease in incentive based compensation accruals. Occupancy and equipment rental remained unchanged.

    Earnings before income taxes and minority interest were up 19% to $99.2 million, compared to $83.3 million for the same prior year period. The effective tax rate was approximately 43% for the first nine months of 1998 and approximately 41% for the first nine months of 1997. The increase in the tax rate is mostly due to an increase in non-deductible expenses and ITGI losses from long-term investments.

    Minority interest (approximately 18% of the earnings of ITGI) was $5.7 million for the first nine months of 1998 compared to $3.7 million in the comparable 1997 period. The increase in minority interest expense was due to increased ITGI earnings.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

    Basic earnings per share were $2.29 for the first nine months of 1998 on 22,233,000 shares compared to $2.12 in the 1997 period on 21,508,000 shares. Diluted earnings per share were $2.18 for the first nine months of 1998 on 22,918,000 shares compared to $2.01 in the comparable 1997 period on 22,310,000 shares.

THIRD QUARTER 1998 VERSUS THIRD QUARTER 1997

    Revenues, net of interest expense, decreased 1% to $163.9 million, compared to $166.3 million for the third quarter of 1997. The decrease was due primarily to a $34.0 million, or 72%, decrease in corporate finance and a $14.5 million, or 31%, decrease in principal transactions, partially offset by a $39.0 million, or 58%, increase in commissions. Commission revenues increased, led by ITG and the Equities Division. Revenues from principal transactions decreased primarily due to decreased trading gains from other investments. Corporate finance revenues decreased due to the currently difficult environment for underwritings. Other revenue increased $4.2 million mostly due to a gain on ITGI's sale of its interest in the LongView Group, Inc. Net interest income (interest revenues less interest expense) was up $3.0 million mostly due to the absence of interest expense on temporary subordinated loans incurred in the 1997 third quarter.

    Total non-interest expenses decreased 6% to $131.9 million, compared to $139.9 million for the third quarter of 1997. Compensation and benefits decreased $16.8 million, or 17%, mostly due to a reduction in incentive based compensation accruals. Communications increased $3.4 million, or 24%, primarily due to Y2K costs. Floor brokerage and clearing fees increased $2.2 million, or 26%, due to increased volume of business executed on the various exchanges. Software royalties increased $2.1 million, or 91%, due to higher POSIT(R) commission revenues. Other expense increased $1.0 million, or 12%, largely due to an increase in consulting fees. Travel and promotional increased $735,000, or 17%, largely due to increased business travel related to corporate finance activities. Occupancy and equipment rental decreased $631,000, or 11%, largely due to a reduction in office move related expenses.

    Earnings before income taxes and minority interest were up 21% to $32.0 million, compared to $26.4 million for the same prior year period. The effective tax rate was approximately 43% for the third quarter of 1998 and approximately 41% for the third quarter of 1997. The increase in the tax rate is mostly due to an increase in non-deductible expenses and ITGI losses from long-term investments.

    Minority interest (approximately 19% of the earnings of ITGI) was $2.6 million for the third quarter of 1998 as compared to $1.1 million in the comparable 1997 period. The increase in minority interest expense was due to increased ITGI earnings.

    Basic earnings per share were $0.70 for the third quarter of 1998 on 22,432,000 shares compared to $0.67 in the 1997 period on 21,408,000 shares. Diluted earnings per share were $0.66 for the third quarter of 1998 on 22,965,000 shares compared to $0.63 in the comparable 1997 period on 22,300,000 shares.

LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of 1998, the Company repurchased 273,320 shares (including 218,400 shares purchased in connection with the Company's Capital Accumulation Plan) of its common stock versus 993,026 shares (including 279,200 shares purchased in connection with the Company's Capital Accumulation Plan) for the comparable 1997 period.

    During the third quarter of 1998, the Company repurchased 35,180 shares (including 33,000 shares purchased in connection with the Company's Capital Accumulation Plan) of its common stock versus 94,516 shares (including 90,800 shares purchased in connection with the Company's Capital Accumulation Plan) for the comparable 1997 period.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

REVENUES BY SOURCE

    The following provides a breakdown of total revenues by source for the three months and nine months ended September 25, 1998 and September 26, 1997.

                                                              Three Months Ended
                                            ------------------------------------------------------
                                                  September 25,              September 26,
                                                       1998                       1997
                                            ------------------------       -----------------------
                                                             % of                           % of
                                                             Total                          Total
                                              Amount        Revenues        Amount         Revenues
                                              ------        --------        ------         --------
                                                             (Dollars in thousands)
Commissions and principal transactions:
    Equities ..........................     $  67,444             37%      $  47,028            25%
    Investment Technology Group .......        55,927             30          34,177            18
    International .....................        11,807              7          15,917             9
    Taxable Fixed Income ..............         6,207              3           8,559             5
    Convertible .......................         3,231              2           2,178             1
    Other proprietary trading .........        (5,188)            (3)          7,078             4
                                            ------------------------       -----------------------
         Total ........................       139,428             76         114,937            62
Corporate finance .....................        13,489              7          47,511            26
Interest ..............................        25,871             14          21,054            11
Other .................................         5,493              3           1,321             1
                                            ------------------------       -----------------------
      Total revenues ..................     $ 184,281            100%      $ 184,823           100%
                                            ========================       =======================

                                                              Nine Months Ended
                                            ------------------------------------------------------
                                                  September 25,              September 26,
                                                       1998                       1997
                                            ------------------------       -----------------------
                                                             % of                           % of
                                                             Total                          Total
                                              Amount        Revenues        Amount         Revenues
                                              ------        --------        ------         --------
                                                             (Dollars in thousands)
Commissions and principal transactions:
    Equities ..........................     $ 184,018             31%      $ 141,724            27%
    Investment Technology Group .......       143,834             25         102,097            19
    International .....................        37,386              6          42,664             8
    Taxable Fixed Income ..............        24,772              4          26,116             5
    Convertible .......................         8,619              2           6,329             1
    Other proprietary trading .........         1,956              0          17,479             3
                                            ------------------------       -----------------------
         Total ........................       400,585             68         336,409            63
Corporate finance .....................       109,604             19         140,476            26
Interest ..............................        67,921             12          52,430            10
Other .................................         8,411              1           4,171             1
                                            ------------------------       -----------------------
      Total revenues ..................     $ 586,521            100%      $ 533,486           100%
                                            ========================       =======================


THE YEAR 2000 PROJECT

    The Y2K preparedness effort by the Company and its subsidiaries (for the purposes of this Y2K disclosure only, the term "Company" does not include Investment Technology Group, Inc. (Nasdaq: ITGI) and its subsidiaries, which have developed their own Y2K plan, which is described in the excerpt from ITGI's 10-Q attached as Exhibit 99.1) began in late 1997 and early 1998 with an initial assessment of the Company's systems,

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

its risk of exposure, the steps necessary to achieve Y2K compliance, and the resources necessary to implement those steps. As a result, the Company engaged Keane, Inc. as independent Y2K consultants, and Ernst & Young, LLP as independent auditors of its Y2K Project. Together with the advice of these professionals, the Company formulated and adopted a Y2K Master Plan.

    The first phase of the plan, the Inventory, Assessment and Planning phase, involved a complete assessment of the Company's systems, both information technology ("IT") related and non-IT related, and a survey of all vendors and key clients. Systems were categorized into one of three "Triage" Levels - Mission Critical, Business Important, or Other, with "Mission Critical" defined as those systems, the failure of which would result in the Company being unable to conduct business. The Company also created the framework for the Remediation and Testing phase that would follow, and set schedules for reaching the Operational Sustainability and Fully Compliant phases. This planning process provided a guide for each of the Company's divisions in its preparation of more detailed project plans that outline specific areas of work on each system. The Y2K Project calls for the devotion of resources primarily to Mission Critical systems during 1998, and Business Important and Other systems primarily in the first quarter of 1999.


Current State of Readiness

    The Company is now well into the second phase of the plan, "Remediation and Testing," with approximately 60% of its mission critical systems fully remediated and tested as of September 25, 1998. The Company is now working toward "Operational Sustainability" - the Y2K compliance of all Mission Critical systems by the end of 1998. The Company also expects to achieve full compliance (the remediation or elimination of all Business Important or Other systems the Company has chosen to support) by mid 1999. Management currently believes the Company will reach these goals. The Remediation and Testing phase involves testing each system, remediating or replacing non-compliant systems, and then re-testing each system using either compliant environment regression testing or unit regression and forward date testing in the existing environment. All IT systems are then subjected to system regression testing, followed by user group testing before they are placed into production. Each system, (IT and non-IT) will then be subjected to forward date testing in a simulated production environment. The Company is also working with its major vendors to obtain compliant versions of key systems and to fully test these systems prior to the street-wide testing that will be sponsored by the Securities Industry Association in the first quarter of 1999. The Company is working with its landlords and lessors to assure the continued functionality of the Mission Critical non-IT systems upon which it is dependent, and is in the process of preparing contingency plans for non-IT failures.


Costs to Address Y2K Issues

    Jefferies Group, Inc.'s 1998 consolidated budget for the Y2K Project is $11.8 million, with $10.3 million attributable to JEFCO and $1.5 million attributable to ITGI. Current spending rates and projected expenses indicate that the Jefferies Group, Inc. and it subsidiaries will stay within that budget. A discussion of the Y2K project of ITGI and its subsidiaries is contained in ITGI's third quarter 10-Q under the heading "Year 2000" which is attached to this 10-Q as Exhibit 99.1. As of September 1998, approximately $7.8 million of costs in the 1998 consolidated budget have already been incurred. This budget includes new software and hardware, consultants to assist with project administration, quarterly audits by Ernst & Young, and a large number of the present IT staff devoting a substantial portion of their time to the Y2K Project. To meet the Company's goal of Operational Sustainability by the end of 1998, the vast majority of IT resources have been redirected into the Y2K Project and new development unrelated to Y2K has been limited to only the most essential projects. The budget for 1999 is projected to be approximately $5.4 million, which will be reassessed in the second half of 1999 to account for the possible implementation of contingency plans if any vendors will not achieve Y2K compliance.

                     JEFFERIES GROUP, INC. AND SUBSIDIARIES

Risks

    Though the Company expects to achieve Operational Sustainability by the end of 1998, and to be fully compliant by the middle of 1999, a number of material risks remain which could have a materially adverse impact on the Company. These risks generally arise as a result of either: (1) failures of the Company's systems or (2) failures of third party systems.

    Despite the considerable testing and remediation efforts the Company has undertaken, latent errors in the Company's internal systems that remain undetected could cause failures in those systems. Failures in one or more key systems would almost certainly result in substantial impairment of the Company's ability to efficiently process orders and trades or to perform its clearing functions. Though the Company expects that the contingency plans discussed below will allow the Company to continue operations, those contingency plans may not support the volume of trading the Company is accustomed to and could therefore cause substantial losses in revenue while they are relied upon. In the event failures occur, lost data may result in failed trades and related violations of NASD and SEC rules and regulations. To minimize the time during which it must rely on any contingency plan, the Company plans to devote all available resources to restoring normal system operations in the event any failures occur.

    There is also a substantial risk that failures by third parties could compromise the major order-processing systems upon which the Company is heavily dependent. Vendors such as Automatic Data Processing, Inc. and the Securities Industry Automation Corporation have represented to the Company that they either are or intend to become Y2K compliant and the Company stands ready to test with each of these parties as soon as they are prepared to do so, but the failure of any one of these systems could result in a significant interruption of normal business for the Company. Due to the interdependence of the Company's systems on those third party systems, the Company does not believe any effective replacement products could be adopted if those systems are not remediated and is therefore focusing its attention on assisting with the remediation and testing process and on developing contingency plans.

    In addition, there is also a risk that the Company's ability to conduct transactions will be materially impaired by the failure of any significant component of the national clearing and settlement system, of major counterparties, exchanges or financial institutions in the marketplace. Failures by one or more of the New York Stock Exchange, Inc., the Nasdaq Stock Market, the Depository Trust Company, the National Securities Clearing Corporation or any of the largest banks or brokerage firms could prevent the entire market from effectively transmitting and receiving data after the Year 2000, despite the Y2K compliance of the Company's systems. Although it is expected that each of these parties will conduct extensive testing to ensure that each is Y2K compliant, there can be no assurance that an unforeseen problem will not create a market disruption that in turn affects the Company's business.


Contingency Plans

    The Company is in the process of preparing contingency plans to account for the possible failure of every Mission Critical system and key Business Important systems. The contingency planning process is well under way and approximately 80% of the Company's Mission Critical systems have been analyzed and preliminary contingency plans discussed. The Company is now beginning to memorialize those plans and to complete its assessment of the remaining Mission Critical systems and Business Important systems. The Company expects to complete the planning process by April 1999, and will continue to evaluate the need for those plans and their continued effectiveness through the Year 2000. Funds to begin actual implementation of contingency plans will be allocated in the second quarter of 1999 based upon perceived risk of failure of each system.

Forward Looking Statements

    The Company's projections in this section are based upon assumptions which it believes to be correct, but which are not guaranteed. Any change in those assumptions could result in material variations in the Company's projections, including the projected costs for remediation and testing, the feasibility of using contingency plans, and the impact of third party failures. Any such change could have a material adverse impact on the Company and its results of operations.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits
      (99.1) ITGI's 1998 Third Quarter Year 2000 Discussion. An excerpt from
             ITGI's 1998 third quarter 10-Q.

  (b) Reports on Form 8-K.

        On August 7, 1998, the Company filed a Form 8-K updating financial information related to the previously announced plans to separate the Company's 100% owned subsidiary, Jefferies & Company, Inc., and its 81.4% owned subsidiary, Investment Technology Group, Inc., through a proposed spin-off and related transactions.

                                    SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                JEFFERIES GROUP, INC.
                                            -----------------------------
                                                     (Registrant)



Date:     November 6, 1998             By:    /s/   Clarence T. Schmitz
      -------------------------            -----------------------------
                                              Clarence T. Schmitz
                                              Chief Financial Officer