Form 10-K
period 1998-12-31
JEFFERIES GROUP INC
filed 1999-03-18
CIK 717867

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the common stock held by nonaffiliates of the registrant. $809,846,676 as of March 8, 1999.

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practical date. 23,961,913 shares as of the close of business March 8, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE
                          See list on following page.

                           LOCATION OF EXHIBIT INDEX
        The index of exhibits is contained in Part IV herein on page 54.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JEFFERIES GROUP, INC.

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                        PAGE
                                                                        ----
Item 1.   Business....................................................    1
Item 2.   Properties..................................................    6
Item 3.   Legal Proceedings...........................................    7
Item 4.   Submission of Matters to a Vote of Security Holders.........    7

                                  PART II
          Market for the Registrant's Common Stock and Related
Item 5.   Security Holder Matters.....................................    8
Item 6.   Selected Financial Data.....................................    9
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................   10
Item 8.   Financial Statements and Supplementary Data.................   19
Item 9.   Disagreements on Accounting and Financial Disclosure........   46

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   46
Item 11.  Executive Compensation......................................   48
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   51
Item 13.  Certain Relationships and Related Transactions..............   54

                                  PART IV
          Exhibits, Financial Statements, Schedules and Reports on
Item 14.  Form 8-K....................................................   54

                Exhibit Index located on page 54 of this report.

                                     PART I

ITEM 1. BUSINESS.

     Jefferies Group, Inc. is a holding company which, through its four primary subsidiaries, Jefferies & Company, Inc. ("JEFCO"), Investment Technology Group, Inc. ("ITGI"), Jefferies International Limited and Jefferies Pacific Limited, is engaged in securities brokerage and trading, corporate finance and other financial services. The term "Company" refers, unless the context requires otherwise, to Jefferies Group, Inc., its subsidiaries, predecessor entities, and W & D Securities, Inc. The Company was originally incorporated in 1973 as a holding company for JEFCO and was reincorporated in Delaware on August 10, 1983. The Company and its various subsidiaries maintain offices in Los Angeles, New York, Short Hills, Jersey City, Chicago, Dallas, Boston, Atlanta, New Orleans, Houston, San Francisco, Stamford, London, Hong Kong, Zurich and Tokyo.

     As of December 31, 1998, the Company and its subsidiaries had 1,155 full-time employees, including 542 representatives registered with NASD Regulation, Inc. ("NASDR"). The Company's executive offices are located at 11100 Santa Monica Boulevard, Los Angeles, California 90025, and its telephone number is (310) 445-1199.

PROPOSED TRANSFERS, SPIN-OFF AND ITGI MERGER TRANSACTIONS

     Transfers and Spin-Off. In March 1998, the Company announced an intention to engage in a series of transactions designed to separate ITGI from the other Company businesses. This separation would be achieved through the transfer of all the Company's assets, except for the Company's approximately 80.5% interest in the outstanding capital stock of ITGI, and all of the Company's liabilities, other than liabilities of or related to ITGI (the "Transfers"), to a wholly-owned Company subsidiary, JEF Holding Company, Inc. ("New JEF") or to JEFCO, which will become a subsidiary of New JEF in connection with the Transfers. Following the Transfers, the aforementioned separation would be completed by means of a pro rata distribution to the Company's stockholders of 100% of the outstanding shares of common stock of New JEF (the "Spin-Off"). Completion of the Transfers is subject to the satisfaction of numerous conditions precedent to the Spin-Off, including ITGI's payment of a special $4.00 per share cash dividend to all of its stockholders (including the Company), Company and ITGI stockholder approval of the ITGI Merger (as defined below), and other conditions related to the Spin-Off and the ITGI Merger.

     ITGI Merger. Following the Transfers and Spin-Off, ITGI will merge with and into the Company (the "ITGI Merger") resulting in the issuance of shares of the Company's common stock to the public, non-Company stockholders of ITGI (the "ITGI Public Stockholders") in accordance with an exchange ratio formula that will result in ITGI Public Stockholders owning the same proportionate common stock ownership of the surviving corporation that they held in ITGI prior to the ITGI Merger. The ITGI Merger will result in the stockholders of the Company becoming direct stockholders in ITGI and in the Company no longer being ITGI's parent company. The ITGI Merger will result in Company stockholders, as a group, directly owning the same proportionate ownership interest in the surviving corporation that the Company held in ITGI prior to the ITGI Merger. The ITGI Merger will be completed to eliminate public ownership redundancies that would otherwise arise after the Spin-Off. The ITGI Merger is necessary in order to effectuate the desire to have only one publicly traded entity that owns the ITGI business after the Spin-Off.

     Name Changes Related to Spin-Off and ITGI Merger. In connection with the ITGI Merger, the Company will be renamed Investment Technology Group, Inc. and New JEF will change its name to Jefferies Group, Inc. New JEF common stock will be publicly traded on the New York Stock Exchange ("NYSE") under the symbol "JEF." ITGI has applied for the listing of the New ITGI common stock (following the ITGI Merger) on the NYSE.

     On March 12, 1999, Group received tax rulings from the Internal Revenue Service (the "IRS") with the concurrence of the IRS concerning the tax-free treatment of the Transfers and the Spin-Off for Group and its stockholders, respectively. On March 17, 1999, Group's Board of Directors unanimously approved the Transfers and the Spin-Off.

     The Company anticipates that the Transfers, the Spin-Off and the Merger will be completed in the second quarter 1999, assuming all of the conditions to the consummation of these transactions have been met.

SUBSIDIARIES OF THE COMPANY PRIOR TO THE TRANSFERS, THE SPIN-OFF AND THE MERGER

     Jefferies & Company, Inc. JEFCO was founded in 1962 and is engaged in equity, convertible debt and taxable fixed income securities brokerage and trading and corporate finance. JEFCO is one of the leading national firms engaged in the distribution and trading of blocks of equity securities both on the national securities exchanges and in the "third market." The term "third market" refers to transactions in listed equity securities effected away from national securities exchanges. JEFCO's revenues are derived primarily from commission revenues and market making or trading as principal in equity, taxable fixed income and convertible securities with or on behalf of institutional investors, with the balance generated by corporate finance and other activities. JEFCO currently provides equity research in the areas of energy, communication technologies, consumer, real estate (including real estate investment trusts or "REITS"), gaming and entertainment, business services, and financial services.

     Investment Technology Group, Inc. ITGI is a holding company which is publicly traded (Nasdaq: ITGI) and is approximately 80.5% owned by Jefferies Group, Inc. Its wholly owned subsidiary, ITG Inc. ("ITG"), provides automated equity trading services and transaction research to institutional investors and brokers. ITG is a full service execution firm that uses technology to increase the effectiveness and lower the cost of trading. With an emphasis on ongoing research, ITG offers the following services: POSIT, an electronic stock crossing system; QuantEX, a decision-support, trade management and routing system; SmartServers, offers server based implementation of trading strategies; Electronic Trading Desk, an agency-only trading desk offering clients efficient trading services assessing multiple sources of liquidity; ITG Platform, a PC based routing and trade management system; ISIS, a set of pre- and post-trade tools for systematically analyzing and lowering transaction costs; ITG/Opt, a computer-based equity portfolio selection system; and Research, research, development, sales and consulting services to clients.

     ITG generates revenues on a "per transaction" basis for all orders executed. Orders are delivered from ITG's "front-end" software products, QuantEX and ITG Platform, as well as vendors' front-ends and direct computer-to-computer links to customers. Orders may be executed on POSIT, the NYSE, certain regional exchanges, market makers, electronic communication networks and alternative trading systems.

     Jefferies International Limited and Jefferies Pacific Limited. Jefferies International Limited ("JIL") was incorporated in 1986 in England. JIL is a member of The International Stock Exchange and The Securities and Futures Authority. JIL introduces customers trading in U.S. securities to JEFCO and also trades as a broker-dealer in international equity and convertible securities and American Depositary Receipts ("ADRs"). In 1995, JIL formed a wholly owned Swiss subsidiary, Jefferies (Switzerland) Ltd. In 1996, JIL formed a wholly-owned English subsidiary, Jefferies (Japan) Limited, which maintains a branch office in Tokyo.

     Jefferies Pacific Limited ("JPL"), a broker subsidiary of the Company, was incorporated in 1992 in Hong Kong. JPL presently introduces foreign customers trading in U.S. securities to JEFCO.

     W & D Securities, Inc. W & D Securities, Inc. ("W & D") primarily provides execution services on the NYSE and other exchanges to JEFCO and ITG. In order to comply with regulatory requirements of the NYSE that generally prohibit NYSE members and their affiliates from executing, as principal and, in certain cases, as agent, transactions in NYSE-listed securities off the NYSE, the Company gave up its formal legal control of W & D, effective January 1, 1983, by exchanging all of the W & D common stock owned by it for non-voting preferred stock of W &
D. The common stock of W & D is presently held by an officer of W & D who has agreed with the Company that, at the option of the Company, he will sell such stock to the Company for nominal consideration. In the event that the Company were to regain ownership of such common stock, the Company believes that the NYSE would assert that W & D would be in violation of the NYSE's rules unless similar arrangements satisfactory to the NYSE were made with respect to the ownership of the common stock.

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

COMMISSION BUSINESS

     A substantial portion of the Company's revenues is derived from customer commissions on brokerage transactions in equity (primarily listed) and debt securities for domestic and international investors such as investment advisors, banks, mutual funds, insurance companies and pension and profit sharing plans. These investors normally purchase and sell securities in block transactions, the execution of which requires special marketing and trading expertise. JEFCO is one of the leading national firms in the execution of equity block transactions, and believes that its institutional customers are attracted by the quality of its execution (with respect to considerations of quantity, timing and price) and its competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors. In addition to domestic equity securities, the Company executes transactions in taxable fixed income securities, domestic and international convertible securities, international equity securities, ADRs, options, preferred stocks, financial futures and other similar products.

     All of JEFCO's equity account executives are electronically interconnected through a system permitting simultaneous verbal and graphic communication of trading and order information by all participants. JEFCO believes that its execution capability is significantly enhanced by this system, which permits its account executives to respond to each other and to negotiate order indications directly with customers rather than through a separate trading department.

PRINCIPAL TRANSACTIONS

     In the regular course of its business, JEFCO takes securities positions as a market-maker to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, JEFCO exposes its own capital to the risk of fluctuations in market value. Trading profits (or losses) depend primarily upon the skills of the employees engaged in market making and position taking, the amount of capital allocated to positions in securities and the general trend of prices in the securities markets.

     JEFCO monitors its risk by maintaining its securities positions at or below certain pre-established levels. These levels reduce certain opportunities to realize profits in the event that the value of such securities increases. However, they also reduce the risk of loss in the event of a decrease in such value and result in controlled interest costs incurred on funds provided to maintain such positions.

     Equities. The Equities Division of JEFCO makes markets in over 600 over-the-counter equity and ADR securities, and trades securities for its own account, as well as to facilitate customer transactions. The Equities and International Divisions engage in hedged trading involving securities listed or traded in both domestic and foreign markets.

     Taxable Fixed Income. The Taxable Fixed Income Division of JEFCO trades high grade and non-investment grade public and private debt securities. The Division specializes in trading and making markets in over 300 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. At December 31, 1998, the aggregate long and short market value of these positions was $28.7 million and $8.3 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are generally available from a small number of dealers.

     Convertible Securities and Warrants. JEFCO also trades domestic and international convertible securities and warrants and assists corporate and institutional clients in identifying attractive investments in these securities and warrants.

     Other Proprietary Trading. During 1998, JEFCO invested in statistically-defined market-neutral strategies in the equities markets and in merger-related arbitrage activities. Jefferies conducted these activities through relationships with independent management firms pursuant to which the Company delegated investment decisions to the managers. In addition, the Company has investments in partnerships and mutual funds as well as other relationships with independent management firms which contribute to revenues from principal transactions.

CORPORATE FINANCE

     JEFCO's Corporate Finance Division offers corporations (primarily middle market growth companies) a full range of financial advisory service as well as debt, equity, and convertible financing service. Products include acquisition financing, bridge and senior loan financing, private placements and public offerings of debt and equity securities, debt refinancings, restructuring, merger and acquisition and exclusive sales advice, structured financings and securitizations, consent and waiver solicitations, and company and bondholder representations in corporate restructurings. Its research department covers 223 companies in 12 industries.

     Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed upon purchase price. In addition, under the Securities Act of 1933 and other laws and court decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and JEFCO's underwriting commitments may be limited by the requirement that it must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Securities and Exchange Commission (the "Commission").

     JEFCO intends to continue to pursue opportunities for its corporate customers which may require it to finance and/or underwrite the issuance of securities. Under circumstances where JEFCO is required to act as an underwriter or to trade on a proprietary basis with its customers, JEFCO may assume greater risk than would normally be assumed in certain other principal transactions.

INTEREST

     JEFCO derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses, in connection with its securities borrowed/securities loaned activity. JEFCO also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments.

     Securities Borrowed/Securities Loaned. In connection with both its trading and brokerage activities, JEFCO borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. JEFCO has an active securities borrowed and lending matched book business ("Matched Book"), in which JEFCO borrows securities from one party and lends them to another party. When JEFCO borrows securities, JEFCO provides cash to the lender as collateral, which is reflected in the Company's financial statements as receivable from brokers and dealers. JEFCO earns interest revenues on this cash collateral. Similarly, when JEFCO lends securities to another party, that party provides cash to JEFCO as collateral, which is reflected in the Company's financial statements as payable to brokers and dealers. JEFCO pays interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of the JEFCO's interest revenues and interest expense results from the Matched Book activity.

     Margin Lending. Customers' transactions are executed on either a cash or margin basis. In a margin transaction, JEFCO extends credit to the customer, collateralized by securities and cash in the customer's account, for a portion of the purchase price, and receives income from interest charged on such extensions of credit.

     In permitting a customer to purchase securities on margin, JEFCO is subject to the risk that a market decline could reduce the value of its collateral below the amount of the customer's indebtedness and that the customer might otherwise be unable to repay the indebtedness.

     In addition to monitoring the creditworthiness of its customers, JEFCO also considers the trading liquidity and volatility of the securities it accepts as collateral for its margin loans. Trading liquidity and volatility may be dependent, in part, upon the market on which the security is traded, the number of outstanding shares of the issuer, events affecting the issuer and/or securities markets in general, and whether or not there are any legal restrictions on the sale of the securities. Certain types of securities have historical trading patterns which may assist JEFCO in making its evaluation. Historical trading patterns, however, may not be good indicators over relatively short time periods or in markets which are affected by unusual or unexpected developments. JEFCO considers all of these factors at the time it agrees to extend credit to customers and continues to review its extensions of credit on an ongoing basis.

     The majority of JEFCO's margin loans are made to United States citizens or to corporations which are domiciled in the United States. JEFCO may extend credit to investors or corporations who are citizens of foreign countries or who may reside outside the United States. JEFCO believes that should such foreign investors default upon their loans and should the collateral for those loans be insufficient to satisfy the investors' obligations, it may be more difficult to collect such investors' outstanding indebtedness than would be the case if investors were citizens or residents of the United States.

     Although JEFCO attempts to minimize the risk associated with the extension of credit in margin accounts, there is no assurance that the assumptions on which JEFCO bases its decisions will be correct or that it is in a position to predict factors or events which will have an adverse impact on any individual customer or issuer, or the securities markets in general.

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

     Member firms of the NYSE generally are prohibited from effecting transactions when acting as principal and, in certain cases, as agents, in listed equity securities off the NYSE, and therefore, unlike JEFCO, are precluded from effecting such transactions in the third market. Such firms may execute certain transactions in listed equity securities in the third market for customers, although typically they do not do so. Since firms which the Company regards as its major competitors in the execution of transactions in equity securities for institutional investors are members of the NYSE, any removal of these prohibitions could adversely affect the Company's business.

     Competition in various aspects of the Company's business is also potentially impacted by regulatory changes. For example, the Commission recently adopted a comprehensive package of rules and rule amendments affecting the regulation of alternative trading systems. Among other things, the rules package requires alternative trading systems ("ATSs") to register with the Commission as such under new Regulation ATS or as national securities exchanges. Since ATSs, some of which are also electronic communications networks under other Commission regulations and are linked to certain Nasdaq quotation and order transmission and execution systems, compete with the Company in the execution of equity securities, decisions by such systems (and their owners and sponsors) to register as exchanges may affect the nature and extent of competition in the execution of equity securities for institutional customers and may adversely affect the Company's business. The Company cannot at this time predict the impact, if any, of these regulatory changes on competition in the execution of transactions in equity securities for institutional customers.

REGULATION

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. The Commission is the federal agency responsible for the administration of federal securities laws. In addition, self-regulatory organizations, principally the NASDR and the securities exchanges, are actively involved in the regulation of broker-dealers. These self-regulatory organizations conduct periodic examinations of member broker-dealers in accordance with rules they have adopted and amended from time to time, subject to approval by the Commission. Securities firms are also subject to regulation by state securities commissions in those states in which they do business. JEFCO is registered as a broker-dealer in 50 states, the District of Columbia and Puerto Rico. ITG is registered as a broker-dealer in 49 states and the District of Columbia. W & D is registered as a broker-dealer in 3 states.

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

     As registered broker-dealers, JEFCO, ITG and W & D are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a member's insolvency, the SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

     Net Capital Requirements. Every U.S. registered broker-dealer doing business with the public is subject to the Commission's Uniform Net Capital Rule (the "Rule"), which specifies minimum net capital requirements. Jefferies Group, Inc. is not a registered broker-dealer and is therefore not subject to the Rule; however, its United States broker-dealer subsidiaries are subject thereto.

     The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the "basic method") or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the "alternative method"). JEFCO, ITG and W & D use the alternative method of calculation.

     Compliance with applicable net capital rules could limit operations of Jefferies or ITG, such as underwriting and trading activities, that require use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by JEFCO, ITG or W & D to the Company. As of December 31, 1998, JEFCO's, ITG's and W & D's net capital was $217.4 million, $72.0 million and $2.0 million, respectively, which exceeded minimum net capital requirements by $213.4 million, $71.7 million and $1.8 million, respectively. See note 16 of Notes to Consolidated Financial Statements.

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

ITEM 3. LEGAL PROCEEDINGS.

     In re Nasdaq Market-Makers Antitrust Litigation. In July 1994, antitrust class actions were commenced against JEFCO and 33 other defendants in various federal courts (the "Lawsuits"). Following the filing of the Lawsuits, the Antitrust Division of the United States Department of Justice ("DOJ") and the Commission commenced investigations into certain issues related to the allegations of the Lawsuits. In August 1996, the DOJ entered into an antitrust consent decree with 24 defendants who are market makers in Nasdaq stocks. JEFCO was neither asked nor required to settle with the DOJ. Shortly after the DOJ settlement, the Commission filed a Section 21(a) report against the National Association of Securities Dealers, Inc. ("NASD"), criticizing various practices by market makers and the NASD for failing to police adequately or discipline the market makers for those practices. However, the Commission did not take any action at that time against the market maker firms.

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

     In order to avoid the uncertainties of litigation, JEFCO entered into a settlement agreement which received the preliminary approval of the Court on October 15, 1997. The settlement received the final approval of the Court on November 9, 1998. The amount of the settlement was previously provided for and will not have a material adverse effect on JEFCO.

     Income Taxes. The Company received a "30-day letter" proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $10.0 million plus interest. Substantially all of the proposed adjustments relate to Investment Technology Group, Inc., the Company's 80.5% owned subsidiary and include (i) the disallowance of deductions taken in connection with the termination of certain compensation plans at the time of Investment Technology Group's initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. The Company intends to vigorously contest the proposed adjustments and believes that resolution of this matter will not have a material adverse effect on the Company.

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

                                                              HIGH      LOW
                                                             ------    ------
1998
  First Quarter............................................  $56.88    $32.50
  Second Quarter...........................................   59.50     40.00
  Third Quarter............................................   51.25     24.38
  Fourth Quarter...........................................   50.88     16.56
1997
  First Quarter............................................  $24.13    $19.38
  Second Quarter...........................................   30.38     20.00
  Third Quarter............................................   38.16     26.63
  Fourth Quarter...........................................   48.00     31.88

     There were approximately 327 holders of record of the Company's Common Stock at December 31, 1998.

     In 1988, the Company instituted a policy of paying regular quarterly cash dividends. There are no restrictions on the Company's present ability to pay dividends on Common Stock, other than the applicable provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

                                            FIRST     SECOND      THIRD     FOURTH
                                           QUARTER    QUARTER    QUARTER    QUARTER
                                           -------    -------    -------    -------
1998.....................................   $.050      $.050      $.050      $.050
1997.....................................   $.025      $.025      $.025      $.050

ITEM 6. SELECTED FINANCIAL DATA.

     The selected data presented below as of and for each of the years in the five-year period ended December 31, 1998, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG LLP, independent auditors. Such data should be read in connection with the consolidated financial statements contained on pages 20 through 45. All share and per share information has been restated to retroactively reflect the effect of the two-for-one stock splits declared by the Board of Directors on November 19, 1997 and March 2, 1996. Earnings per share information has been restated to retroactively reflect the adoption of Statement of Financial Accounting Standards No. 128. Certain reclassifications have been made to the prior period amounts to conform to the current periods presentation. The selected data presented in this Item 6 reports the financial condition, results of operations, cash flows and equity of the Company without giving effect to the proposed Transfers, Spin-Off and ITGI Merger. See Part I, Item 1. "Business -- Proposed Transfers, Spin-Off and Merger Transactions."

                                                                    YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    1998         1997         1996         1995         1994
                                                 ----------   ----------   ----------   ----------   ----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
EARNINGS STATEMENT DATA
Revenues:
  Commissions..................................  $  395,211   $  282,317   $  222,048   $  165,610   $  144,208
  Principal transactions.......................     174,240      177,214      143,912       97,954       67,013
  Corporate finance............................     126,651      228,640       97,870       72,003       39,818
  Interest.....................................      90,799       70,740       47,803       65,792       51,223
  Other........................................      11,809        5,593        4,993        4,228        1,902
                                                 ----------   ----------   ----------   ----------   ----------
    Total revenues.............................     798,710      764,504      516,626      405,587      304,164
Interest expense...............................      75,178       61,466       37,852       54,365       41,626
                                                 ----------   ----------   ----------   ----------   ----------
Revenues, net of interest expense..............     723,532      703,038      478,774      351,222      262,538
                                                 ----------   ----------   ----------   ----------   ----------
Non-interest expenses:
  Compensation and benefits....................     380,737      409,979      264,041      195,278      145,372
  Floor brokerage and clearing fees............      42,063       35,028       27,323       20,273       18,660
  Communications...............................      67,851       55,959       35,177       24,960       20,997
  Occupancy and equipment rental...............      19,931       21,238       17,207       15,993       14,271
  Travel and promotional.......................      21,662       19,207       13,541       10,296        8,909
  Software royalties...........................      15,252        9,853        8,805        5,987        5,028
  Other........................................      37,844       35,824       29,493       25,197       18,522
                                                 ----------   ----------   ----------   ----------   ----------
    Total non-interest expenses................     585,340      587,088      395,587      297,984      231,759
                                                 ----------   ----------   ----------   ----------   ----------
Operating income...............................     138,192      115,950       83,187       53,238       30,779
Other income:
  Gain on initial public offering of Investment
    Technology Group, Inc. ....................          --           --           --           --        8,257
                                                 ----------   ----------   ----------   ----------   ----------
Earnings before income taxes and minority
  interest.....................................     138,192      115,950       83,187       53,238       39,036
Income taxes...................................      60,533       47,677       35,438       21,911       17,568
                                                 ----------   ----------   ----------   ----------   ----------
Earnings before minority interest..............      77,659       68,273       47,749       31,327       21,468
Minority interest..............................       7,977        4,706        4,189        2,798        1,244
                                                 ----------   ----------   ----------   ----------   ----------
  Net earnings.................................  $   69,682   $   63,567   $   43,560   $   28,529   $   20,224
                                                 ==========   ==========   ==========   ==========   ==========
Earnings per share of Common Stock:
  Basic earnings...............................  $     3.12   $     2.95   $     1.90   $     1.23   $     0.84
                                                 ==========   ==========   ==========   ==========   ==========
  Diluted earnings.............................  $     2.96   $     2.80   $     1.84   $     1.19   $     0.81
                                                 ==========   ==========   ==========   ==========   ==========
Weighted average shares of Common Stock:
  Basic........................................      22,346       21,552       22,980       23,270       23,956
  Diluted......................................      22,954       22,349       23,410       23,922       24,756
SELECTED BALANCE SHEET DATA
Total assets...................................  $2,683,640   $2,099,542   $1,568,087   $1,536,969   $1,557,348
Long-term debt.................................  $  149,387   $  149,290   $   52,987   $   56,322   $   59,570
Total stockholders' equity.....................  $  334,775   $  242,756   $  195,445   $  186,261   $  163,235
Book value per share of Common Stock...........  $    15.77   $    11.97   $     9.43   $     8.28   $     7.28
Shares outstanding.............................      21,230       20,286       20,726       22,514       22,420

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The discussion and analysis presented in this Item 7 reports the financial condition and results of operations of the Company without giving effect to the proposed Transfers, Spin-Off and ITGI Merger. See Part I, Item 1,
"Business -- Proposed Transfers, Spin-Off and Merger Transactions."

     The Company's principal activities, securities brokerage and the trading of and market making in securities, are highly competitive.

     Total assets increased $584.1 million from $2,099.5 million at December 31, 1997 to $2,683.6 million at December 31, 1998. The increase is mostly due to a $748.4 million increase in receivable from brokers and dealers related to securities borrowed. The increase in securities borrowed is mostly a result of an increase in payables to brokers and dealers (related to securities loaned). Securities owned and securities sold, not yet purchased decreased $144.6 million and $149.1 million, respectively, from December 31, 1997 to December 31, 1998, largely due to the discontinuance of statistical arbitrage trading.

     Total liabilities increased $492.1 million from $1,856.8 million at December 31, 1997 to $2,348.9 million at December 31, 1998. The increase is largely due to the before-mentioned increases in payable to brokers and dealers and partially offset by the before-mentioned decrease in securities sold, not yet purchased.

     The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a summary of revenues by source for the past three years.

                                                         YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------------
                                           1998                   1997                   1996
                                    -------------------    -------------------    -------------------
                                                 % OF                   % OF                   % OF
                                                TOTAL                  TOTAL                  TOTAL
                                     AMOUNT    REVENUES     AMOUNT    REVENUES     AMOUNT    REVENUES
                                    --------   --------    --------   --------    --------   --------
                                                         (DOLLARS IN THOUSANDS)
Commissions and principal
  transactions:
  Equities Division...............  $261,664      33%      $206,438      27%      $164,078      32%
  Investment Technology Group.....   201,392      25        131,502      17        107,240      21
  International Division..........    50,889       6         56,525       7         43,288       8
  Taxable Fixed Income Division...    40,071       5         34,714       5         28,839       5
  Convertible Division............    13,011       2          9,336       1          8,132       2
  Other Proprietary Trading.......     2,424       0         21,016       3         14,383       3
                                    --------     ---       --------     ---       --------     ---
          Total...................   569,451      71        459,531      60        365,960      71
                                    --------     ---       --------     ---       --------     ---
Corporate Finance.................   126,651      16        228,640      30         97,870      19
Interest..........................    90,799      11         70,740       9         47,803       9
Other.............................    11,809       2          5,593       1          4,993       1
                                    --------     ---       --------     ---       --------     ---
          Total revenues..........  $798,710     100%      $764,504     100%      $516,626     100%
                                    ========     ===       ========     ===       ========     ===

1998 COMPARED TO 1997

     Revenues, net of interest expense, increased $20.5 million, or 3%, in 1998 as compared to 1997. The increase was largely due to a $112.9 million, or 40%, increase in commissions, partially offset by a $102.0 million, or 45%, decrease in corporate finance. Commission revenues increased, led by ITG and the Equities Division. Revenues from principal transactions decreased $3.0 million, or 2%, primarily due to decreased trading gains from other investments. Corporate finance revenues decreased due to the currently difficult environment for underwritings. Other revenue increased $6.2 million mostly due to a gain on ITGI's sale of its interest in the LongView Group, Inc. Net interest income (interest revenues less interest expense) was up $6.3 million mostly due to an excess of securities borrowed interest income over securities loaned interest expense.

     Total non-interest expenses remained relatively unchanged in 1998 as compared to 1997. Compensation and benefits decreased $29.2 million, or 7% primarily due to a $52.9 million decrease in performance-based compensation, partially offset by a $13.1 million increase in salaries, a $6.8 million increase in payroll taxes and employee benefits and a $2.0 million increase in sales commissions. Salaries increased due largely to expansion in ITG, the Corporate Finance Division and the Equities Division. Communications increased $11.9 million, or 21%, primarily due to increased Y2K costs. Floor brokerage and clearing fees increased $7.0 million, or 20%, mostly due to increased volume of business executed on the various exchanges. Software royalties increased $5.4 million, or 55%, due to an increase in POSIT commissions. Travel and promotional expense increased $2.5 million, or 13%, mostly due to increased business travel. Other expense increased $2.0 million, or 6%, mostly due to $3.5 million of expenses associated with the spin-off transaction.

     As a result of the above, earnings before income taxes and minority interest were up $22.2 million, or 19%.

     Net earnings were up 10% to $69.7 million, as compared to $63.6 million in 1997. Minority interest of $8.0 million in 1998 represents approximately 18% of Investment Technology Group, Inc.'s net earnings. The effective tax rate was approximately 43.8% in 1998 compared to approximately 41.1% in 1997. The increase in the effective tax rate was due largely to an increase non-deductible spin-off related expenses and ITGI losses from long-term foreign investments.

     Basic earnings per share were $3.12 in 1998 on 22.3 million shares compared to $2.95 in 1997 on 21.6 million shares. Diluted earnings per share were $2.96 in 1998 on 23.0 million shares compared to $2.80 in 1997 on 22.3 million shares.

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

     Total non-interest expenses increased $191.5 million, or 48%, in 1997 as compared to 1996. Compensation and benefits increased $145.9 million, or 55% primarily due to a $102.6 million increase in performance-based compensation, a $24.5 million increase in sales commissions and an $11.9 million increase in salaries. Salaries increased due largely to expansion in ITG, the Corporate Finance Division, the Equity Research Division and the Equities Division. Communications increased $20.8 million, or 59%, primarily due to increased trade volume and personnel. Floor brokerage and clearing fees increased $7.7 million, or 28%, mostly due to increased volume of business executed on the various exchanges. Other expense increased $6.3 million, or 21%, largely due to higher litigation expenses and provisions. Travel and promotional expense increased $5.7 million, or 42%, mostly due to increased business travel. Occupancy and equipment rental increased $4.0 million, or 23%, mostly due to the relocation and addition of office space. Software royalties increased $1.0 million, or 12%, due to an increase in POSIT commissions.

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

     The Company's assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent secured and unsecured short-term borrowings (usually overnight) which are generally payable on demand. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has letters of credit outstanding which are used in the normal course of business to satisfy various collateral requirements in lieu of depositing cash or securities.

     JEFCO, ITG and W & D are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. JEFCO, ITG and W & D have consistently operated in excess of the minimum requirements. As of December 31, 1998, JEFCO's, ITG's and W & D's net capital was $217.4 million, $72.0 million and $2.0 million, respectively, which exceeded minimum net capital requirements by $213.4 million, $71.7 million and $1.8 million, respectively. JEFCO, ITG and W & D use the alternative method of calculating their regulatory net capital.

     In 1998, Jefferies Group, Inc. repurchased 334,234 shares (including 275,400 shares purchased in connection with the Company's Capital Accumulation
Plan) of its Common Stock at prices ranging from $17.25 to $52.81.

     In 1997, Jefferies Group, Inc. redeemed the remaining $3.6 million face value of its 8.875% Subordinated Notes due 1997 in accordance with sinking fund requirements. During 1997, Jefferies Group, Inc. issued $100 million face value of 7 1/2% Senior Notes due in 2007. In 1997, Jefferies Group, Inc. repurchased 1,063,026 shares (including 349,200 shares purchased in connection with the Company's Capital Accumulation Plan) of its Common Stock at prices ranging from $19.39 to $37.41.

     Also in 1997, the repurchased shares of Common Stock, excluding the shares repurchased in connection with the Company's Capital Accumulation Plan, were mostly retired.

     During 1997, JEFCO obtained a NASDR approved $200 million revolving credit facility to be used in connection with underwriting activities.

     On January 25, 1999, in anticipation of the transaction described in the "Jefferies Group, Inc. and Investment Technology Group, Inc. Announce Intention to Consider Separating Into Two Independent Companies" and in note 19 of the consolidated financial statements, Jefferies Group liquidated its Capital Accumulation Plan -- a deferred compensation plan consisting of cash and stock and payable to nearly 200 employees. Liquidation of this plan is part of a capital infusion to Jefferies Group, Inc. contemplated as part of the transaction and resulted in employees receiving approximately 1.5 million shares of Jefferies Group. These shares payable under the Capital Accumulation Plan have always been included in the basic and diluted weighted average shares of Jefferies Group.

MARKET RISK

     The Company maintains equity securities inventories in exchange-listed, Nasdaq and private securities on both a long and short basis. The fair value of these securities at December 31, 1998, was $43 million in long positions and $27 million in short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $2 million due to the offset of losses in long positions with gains in short positions. In addition, the Company generally enters into exchange-traded option and index futures contracts to hedge against potential losses in inventory positions, thus reducing this potential loss exposure. This hypothetical 10% decline in prices would not be material to the Company's financial position, results of operations or cash flows.

     The Company also invests in money market funds; high-yield, corporate and U.S. Government agency debt and mutual bond funds. Money market funds do not have maturity dates and do not present a material market risk. The fair value of high yield, corporate and U.S. Government agency debt at December 31, 1998 was $57 million in long positions and $12 million in short positions. Mutual bond funds also do not have maturity dates and total $33 million at December 31, 1998. The potential loss in fair value of the high-yield, corporate and U.S. Government agency debt and the mutual bond funds, using a hypothetical 5% decline in value, is estimated to be approximately $4 million due to the offset of losses in long positions with gains in short positions. This hypothetical 5% decline in value would not be material to the Company's financial position, results of operations or cash flows.

     At December 31, 1998, the Company had $150 million aggregate principal amount of Senior Notes, with fixed interest rates. The Company has no cash flow exposure regarding these Notes due to the fixed rate of interest.

     The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, exchange rates and stock price movements (in thousands of dollars.) For debt obligations and reverse repurchase agreements, the table presents principal cash flows with expected maturity dates. For foreign exchange forward contracts, index futures contracts and option contracts the table presents notional amounts with expected maturity dates.

                                           EXPECTED MATURITY DATE
                                         ---------------------------
                                                             AFTER                  FAIR
                                          1999      2000      2003      TOTAL      VALUE
                                         -------   ------   --------   --------   --------
INTEREST RATE SENSITIVITY
8.875% Senior Notes....................                     $ 50,000   $ 50,000   $ 51,625
7.5% Senior Notes......................                     $100,000   $100,000   $100,000
Reverse repurchase agreements(1),
  weighted average interest rate of
  4.95%................................  $28,000                       $ 28,000   $ 28,000
EXCHANGE RATE SENSITIVITY
Foreign exchange forward
  contracts-Sale.......................  $ 8,759                       $  8,759   $  8,759
STOCK PRICE SENSITIVITY
Index futures contracts-Sale...........  $ 3,559                       $  3,559   $   (178)
Option contracts
  Purchase.............................  $ 1,825   $1,125              $  2,950   $    666
  Sale.................................  $ 1,577   $1,350              $  2,927   $    574

---------------

(1) Includes reverse repurchase agreements of $28,000 included in cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository organizations.

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

     The Company implemented SFAS No. 130 in 1997. The adoption of SFAS No. 130 did not have any impact on the Company.

NEW ACCOUNTING STANDARD ON SEGMENT REPORTING

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

     The Company implemented SFAS No. 131 in 1998. The adoption of SFAS No. 131 did not have any impact on the Company.

NEW ACCOUNTING STANDARD ON EMPLOYERS' DISCLOSURE ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

     SFAS No. 132, "Employers' Disclosure About Pensions and Other Post-retirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures.

     The Company implemented SFAS No. 132 in 1998. The adoption of SFAS No. 132 did not have any impact on the Company.

NEW ACCOUNTING STANDARD ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 is not expected to have a material impact on the Company.

THE YEAR 2000 PROJECT

     The Y2K preparedness effort (the "Y2K Project") by the Company and its subsidiaries (for the purposes of this Y2K disclosure only, the term "Company" does not include Investment Technology Group, Inc. (Nasdaq: ITGI) and its subsidiaries, which have developed their own Y2K plan, which is described in the excerpt from ITGI's 10-K attached as Exhibit 99.1) began in late 1997 and early 1998 with an initial assessment of the Company's systems, its risk of exposure, the steps necessary to achieve Y2K compliance, and the resources necessary to implement those steps. As a result, the Company engaged Keane, Inc. as independent Y2K consultants, and Ernst & Young, LLP ("E&Y") to provide quarterly reviews of the Y2K Project as an internal audit outsourcer and to provide the independent accountant's report required by Release No. 34-40608. Together with the advice of these professionals, the Company formulated and adopted a Y2K Master Plan.

     The first phase of the Y2K Project, the Inventory, Assessment and Planning phase, involved a complete assessment of the Company's systems, both information technology ("IT") related and non-IT related, and a survey of all vendors and key clients. Systems were categorized into one of three "Triage"
Levels -- Mission Critical, Business Important, or Other, with "Mission Critical" defined as those systems, the failure of which would result in the Company being unable to conduct business. The Company also created the framework for the Remediation and Testing phase that would follow, and set schedules for reaching the Operational Sustainability and Fully Compliant phases. This planning process provided a guide for each of the Company's divisions in its preparation of more detailed project plans that outline specific areas of work on each system. The Y2K Project called for the devotion of resources primarily to Mission Critical systems during 1998, and Business Important and Other systems primarily in the first quarter of 1999.

  Current State of Readiness

     The Company has now completed the first phase of the Y2K Project (Inventory, Assessment and Planning), and is working toward completion of the second phase: Remediation and Testing. As of March 1, 1999, phase two was approximately 90% complete. The remediation portion of this phase has been completed, and the testing portion has been under way since mid-1998. Although the Company originally planned to complete phase two by December 31, 1998, and participate in extended point to point testing in early 1999, the Company received notice during the fourth quarter that certification and extended point to point testing would commence in November. Resources were redirected during the fourth quarter to prepare the Company for participation in these tests, causing a delay in testing previously scheduled for the fourth quarter 1998. In addition, compliant versions of certain key applications did not arrive until late December 1998 or early January 1999, which prevented their testing until that time.

     The Company has polled each of its vendors about their Y2K compliance. Of the 668 vendors contacted, 539 (80.1%) have responded and all who responded have indicated that they are or intend to become Y2K compliant by mid-1999. The Company is actively attempting to obtain assurances from the remaining vendors, though none of the remaining vendors provides Mission Critical services. Notwithstanding these representations from our vendors, the Company is not relying on vendor statements of readiness but is independently testing each system and connection as part of the Y2K Project. The Company has obtained assurances from all its vendors of Mission Critical systems that each vendor will be Y2K compliant and the Company has no reason to believe any of those vendors will be unable to attain compliance. However, because the Company may be forced to rely on contingency plans which may have a material adverse effect on the Company's business and operations, as discussed below, the Company is independently testing each system and connection for Y2K compliance.

     Company representatives have also contacted key clients and have begun testing with certain of those clients. Due to the nature of the Company's business, the clients that comprise the vast majority of the Company's revenues are institutional and are regulated by various governmental and self-regulatory bodies. The Company has therefore determined to review the filings made by those clients during the second quarter of 1999 before conducting a broad based survey of client Y2K readiness. Depending on the result of this review, the Company may find it necessary to survey its clients or to request written certification of their Y2K compliance.

     The Company has completed testing on systems needed to fully participate in the Securities Industry Association's ("SIA") street-wide testing and is now participating in the SIA tests. As of March 15, 1999, the Company had successfully completed two testing cycles, which resulted in no external errors and only minor internal errors. The remainder of testing to be performed involves testing each system using either compliant environment regression testing or unit regression and forward date testing in the existing environment. All IT systems are then subjected to system regression testing, followed by user group testing before they are placed into production. Each system, (IT and non-IT) will then be subjected to forward date testing in a simulated production environment. The Company has begun testing with certain key clients and the Company has now obtained compliant versions of key systems and is in the process of testing those systems and any connections with third party vendors. The Company is working with its landlords and lessors to assure the continued functionality of the Mission Critical non-IT systems upon which it is dependent, and is in the process of preparing contingency plans for non-IT failures as described below. Other than its internal audits and periodic reporting requirements to the Commission and the NASD, the Company has not been reviewed or audited by any state or federal regulators.

  Costs to Address Y2K Issues

     Jefferies Group, Inc.'s consolidated budget for the entire Y2K Project is $19.8 million, with $16.8 million attributable to JEFCO and $3.0 million attributable to ITGI. Current spending rates and projected expenses indicate that the Company will stay within that budget. A discussion of the Y2K project of ITGI and its subsidiaries is contained in ITGI's 1998 10-K under the heading "The Year 2000 Issue" which portion is attached to this 10-K as Exhibit 99.1. As of December 1998, approximately $12.4 million of costs in the consolidated budget have already been incurred. This budget includes new software and hardware, consultants to assist with project administration, quarterly internal audit outsourcing by E&Y, and a large number of the present IT staff devoting a substantial portion of their time to the Y2K Project. Until Operational Sustainability is achieved, the vast majority of IT resources will continue to be redirected into the Y2K Project and new development unrelated to Y2K has been limited to only the most essential projects. The budget for 1999 is projected to be approximately $6.3 million, which will be reassessed in the second half of 1999 to account for the possible implementation of contingency plans if any vendors will not achieve Y2K compliance.

  Risks

     Though the Company expects to achieve Operational Sustainability by mid-1999, and to be fully compliant by the end of the third quarter of 1999, a number of material risks remain which could have a materially adverse impact on the Company. These risks generally arise as a result of either: (1) failures of internal systems or (2) failures of third party systems.

     Despite the considerable testing and remediation efforts the Company has undertaken, latent errors in the Company's internal systems that remain undetected could cause failures in those systems. Failures in one or more key systems would almost certainly result in substantial impairment of the Company's ability to efficiently process orders and trades or to perform its clearing functions. Although the Company expects that the contingency plans discussed below will allow the Company to continue operations, those contingency plans may not support the volume of trading the Company is accustomed to and could therefore cause substantial losses in revenue while they are relied upon. In the event failures occur, lost data may result in failed trades and related violations of NASD and SEC rules and regulations. To minimize the time during which it must rely on any contingency plan, the Company plans to devote all available resources to restoring normal system operations in the event any failures occur.

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

  Contingency Plans

     The Company is in the final drafting stages of its Y2K Contingency Plan (the "Contingency Plan"), a detailed mediation and recovery plan that covers each of the six most significant risks that may arise from a Y2K failure: 1) loss of data, 2) software failures, 3) telecommunications failures, 4) loss of key hardware, 5) loss of key personnel, and 6) loss of facilities. The Contingency Plan addresses each of these risks with respect to each of the Company's nine key business areas (Equities, International, Taxable Fixed Income, Convertibles, Corporate Finance, Operations, Accounting, Facilities and Technology), and addresses both internal systems and failures by key third party information providers and other vendors. The Contingency Plan also sets forth an approach to maintaining business continuity for each of the Company's key business areas. The specific workarounds for failures of various systems are set forth in the Contingency Plan, and range from the use of cellular phones or relocation of personnel in the event of a communications failure to the installation of backup software or hardware.

     The completed portion of the Contingency Plan provides an analysis of each reasonably possible failure scenario for a given Mission Critical system or process. Specifically, the Contingency Plan sets forth (i) the likelihood of failure of the system or process, (ii) the circumstances under which such a failure would occur, (iii) the impact the failure would have on the competitive environment of the Company, and (iv) a detailed mitigation strategy for each type of failure. Mitigation strategies typically list specific products or vendors that can be used to replace failed systems, manual workarounds for ordinarily automated processes and alternative sources for data or datastreams that are interrupted or become unreliable. Additional mitigation strategies are offered where appropriate. The Contingency Plan also includes a specific description of start up procedures to reactivate systems that go down, itemizes the staffing and equipment requirements that will be associated with repairing or re-starting a given system and a contact list of key individuals familiar with the system or process that should be contacted to assist with remediation or business restoration procedures. Finally, the Contingency Plan includes a matrix showing the way each system or process would be impacted by each of the six primary risk areas discussed above, and the testing, remediation, business recovery, responsible persons and timetable involved in the restoration of each.

     As of the date hereof, the Y2K Contingency Plan was complete with respect to Mission Critical systems, except for finalization of the business continuity section, which should be completed by the end of the second quarter of 1999. Funds to begin actual implementation of Contingency Plans will be allocated in the second or third quarter of 1999 based upon perceived risk of failure of each system.

  Forward Looking Statements

     The Company's projections in this section are based upon assumptions, which it believes to be correct, but which are not guaranteed. Any change in those assumptions could result in material variations in those projections, including the projected costs for remediation and testing, the feasibility of using contingency plans, and the impact of third party failures. Any such change could have a material adverse impact on the Company and its results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company are presented in this Item 8 without giving effect to the proposed Transfers, Spin-Off and ITGI Merger, and the information in this Item 8 in no way reflects the Transfers, Spin-Off and ITGI Merger, except as set forth in footnote 19 to the financial statements of the Company. See Part I, Item 1, "Business -- Proposed Transfers, Spin-Off and Merger Transactions."

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements of Jefferies Group, Inc.
  and Subsidiaries Independent Auditors' Report.............   20
Consolidated Statements of Financial Condition as of
  December 31, 1998 and 1997................................   21
Consolidated Statements of Earnings for the Three Years
  Ended December 31, 1998...................................   22
Consolidated Statements of Changes in Stockholders' Equity
  for the Three Years Ended December 31, 1998...............   23
Consolidated Statements of Cash Flows for the Three Years
  Ended December 31, 1998...................................   24
Notes to Consolidated Financial Statements..................   25

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  JEFFERIES GROUP, INC.:

     We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

Los Angeles, California
January 19, 1999, except as to
  Note 19 to the consolidated
  financial statements, which
  is as of March 17, 1999.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1998          1997
                                                              ----------    ----------
ASSETS

Cash and cash equivalents...................................  $  172,505    $  109,488
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
  organizations.............................................      62,518        30,977
Receivable from brokers and dealers.........................   2,018,090     1,269,664
Receivable from customers, officers and directors...........      93,526       166,284
Securities owned............................................     100,812       245,413
Investments.................................................     110,867       154,584
Premises and equipment......................................      40,186        42,828
Other assets................................................      85,136        80,304
                                                              ----------    ----------
                                                              $2,683,640    $2,099,542
                                                              ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Bank loans..................................................  $   21,000    $       --
Payable to brokers and dealers..............................   1,602,906       981,705
Payable to customers........................................     226,774       202,255
Securities sold, not yet purchased..........................      39,653       188,703
Accrued expenses and other liabilities......................     281,391       318,258
                                                              ----------    ----------
                                                               2,171,724     1,690,921
Long-term debt..............................................     149,387       149,290
Minority interest...........................................      27,754        16,575
                                                              ----------    ----------
                                                               2,348,865     1,856,786
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock, $.01 par value. Authorized 1,000,000
     shares; none issued....................................          --            --
  Common stock, $.01 par value. Authorized 100,000,000
     shares; issued 23,368,268 shares in 1998 and 22,393,910
     shares in 1997.........................................         234           224
  Additional paid-in capital................................      28,943            39
  Retained earnings.........................................     344,441       271,589
  Less:
     Treasury stock, at cost; 2,138,238 shares in 1998 and
      2,107,842 shares in 1997..............................     (37,125)      (26,954)
     Accumulated other comprehensive income (loss):
       Currency translation adjustments.....................         (49)         (622)
       Additional minimum pension liability adjustment......      (1,669)       (1,520)
                                                              ----------    ----------
     Total accumulated other comprehensive income (loss)....      (1,718)       (2,142)
                                                              ----------    ----------
       Net stockholders' equity.............................     334,775       242,756
                                                              ----------    ----------
                                                              $2,683,640    $2,099,542
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1998        1997        1996
                                                             --------    --------    --------
REVENUES:
  Commissions..............................................  $395,211    $282,317    $222,048
  Principal transactions...................................   174,240     177,214     143,912
  Corporate finance........................................   126,651     228,640      97,870
  Interest.................................................    90,799      70,740      47,803
  Other....................................................    11,809       5,593       4,993
                                                             --------    --------    --------
     Total revenues........................................   798,710     764,504     516,626
  Interest expense.........................................    75,178      61,466      37,852
                                                             --------    --------    --------
     Revenues, net of interest expense.....................   723,532     703,038     478,774
                                                             --------    --------    --------
NON-INTEREST EXPENSES:
  Compensation and benefits................................   380,737     409,979     264,041
  Floor brokerage and clearing fees........................    42,063      35,028      27,323
  Communications...........................................    67,851      55,959      35,177
  Occupancy and equipment rental...........................    19,931      21,238      17,207
  Travel and promotional...................................    21,662      19,207      13,541
  Software royalties.......................................    15,252       9,853       8,805
  Other....................................................    37,844      35,824      29,493
                                                             --------    --------    --------
     Total non-interest expenses...........................   585,340     587,088     395,587
                                                             --------    --------    --------
Earnings before income taxes and minority interest.........   138,192     115,950      83,187
Income taxes...............................................    60,533      47,677      35,438
                                                             --------    --------    --------
     Earnings before minority interest.....................    77,659      68,273      47,749
Minority interest in earnings of consolidated subsidiaries,
  net......................................................     7,977       4,706       4,189
                                                             --------    --------    --------
     Net earnings..........................................  $ 69,682    $ 63,567    $ 43,560
                                                             ========    ========    ========
EARNINGS PER SHARE:
  Basic....................................................  $   3.12    $   2.95    $   1.90
                                                             ========    ========    ========
  Diluted..................................................  $   2.96    $   2.80    $   1.84
                                                             ========    ========    ========
WEIGHTED AVERAGE SHARES OF COMMON STOCK:
  Basic....................................................    22,346      21,552      22,980
  Diluted..................................................    22,954      22,349      23,410

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                     ACCUMULATED
                                                                 ADDITIONAL                             OTHER            NET
                                                        COMMON    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   STOCKHOLDERS'
                                                        STOCK     CAPITAL     EARNINGS    STOCK     INCOME (LOSS)      EQUITY
                                                        ------   ----------   --------   --------   -------------   -------------
Balance, December 31, 1995............................   $ 93     $ 58,117    $192,234   $(63,075)     $(1,108)       $186,261
Exercise of stock options, including tax benefits
  (352,460 shares)....................................      1        2,555          --         97           --           2,653
Purchase of 2,320,352 shares of treasury stock........     --           --          --    (36,766)          --         (36,766)
Issuance of common stock (71,388 shares)..............     --          770          --         --           --             770
Issuance of restricted stock, including tax benefits
  and additional vesting (68,864 shares)..............     --        1,083          --         --           --           1,083
Capital Accumulation Plan distributions, including tax
  benefits (39,186 shares)............................     --          138          --        340           --             478
Net increase in proportionate share of subsidiary's
  equity..............................................     --           --      (1,115)        --           --          (1,115)
Comprehensive income:
  Net earnings........................................     --           --      43,560         --           --          43,560
  Other comprehensive income (loss), net of tax:
  Currency translation adjustment.....................     --           --          --         --          426             426
  Additional minimum pension liability adjustment.....     --           --          --         --           33              33
                                                                                                       -------        --------
  Other comprehensive income (loss)...................                                                     459             459
                                                                                                                      --------
Comprehensive income..................................     --           --          --         --           --          44,019
Dividends paid ($.0875 per share).....................     --           --      (1,883)        --           --          (1,883)
Redemption of rights ($.0025 per right)...............     --           --         (55)        --           --             (55)
Two-for-one stock split...............................     94          (94)         --         --                           --
                                                         ----     --------    --------   --------      -------        --------
Balance, December 31, 1996............................    188       62,569     232,741    (99,404)        (649)        195,445
Exercise of stock options, including tax benefits
  (240,028 shares)....................................      2        3,431          --         --           --           3,433
Purchase of 1,063,026 shares of treasury stock........     --           --          --    (23,584)          --         (23,584)
Issuance of common stock (41,052 shares)..............     --          879          --          3           --             882
Issuance of restricted stock, including tax benefits
  and additional vesting (198,888 shares).............     --        3,666          --         --           --           3,666
Capital Accumulation Plan distributions, including tax
  benefits (143,228 shares)...........................     --          508          --      1,289           --           1,797
Retirement of treasury shares (15,600,000 shares).....    (78)     (70,902)    (23,762)    94,742           --              --
Net decrease in proportionate share of subsidiary's
  equity..............................................     --           --       1,558         --           --           1,558
Comprehensive income:
  Net earnings........................................     --           --      63,567         --           --          63,567
  Other comprehensive income (loss), net of tax:
  Currency translation adjustment.....................     --           --          --         --         (526)           (526)
  Additional minimum pension liability adjustment.....     --           --          --         --         (967)           (967)
                                                                                                       -------        --------
  Other comprehensive income (loss)...................                                                  (1,493)         (1,493)
                                                                                                                      --------
Comprehensive income..................................                                                                  62,074
Dividends paid ($.125 per share)......................     --           --      (2,515)        --           --          (2,515)
Two-for-one stock split...............................    112         (112)         --         --           --              --
                                                         ----     --------    --------   --------      -------        --------
Balance, December 31, 1997............................    224           39     271,589    (26,954)      (2,142)        242,756
Exercise of stock options, including tax benefits
  (737,125 shares)....................................      7       15,144          --         --           --          15,151
Purchase of 334,234 shares of treasury stock..........     --           --          --    (13,815)          --         (13,815)
Issuance of common stock (53,286 shares)..............      1        2,180          --         --           --           2,181
Issuance of restricted stock, including tax benefits
  and additional vesting (182,095 shares).............      2        8,170          --        (22)          --           8,150
Capital Accumulation Plan distributions, including tax
  benefits (305,690 shares)...........................     --        3,410          --      3,666           --           7,076
Net decrease in proportionate share of subsidiary's
  equity..............................................     --           --       7,337         --           --           7,337
Comprehensive income:
  Net earnings........................................     --           --      69,682         --           --          69,682
  Other comprehensive income (loss), net of tax:
  Currency translation adjustment.....................     --           --          --         --          573             573
  Additional minimum pension liability adjustment.....     --           --          --         --         (149)           (149)
                                                                                                       -------        --------
  Other comprehensive income (loss)...................                                                     424             424
                                                                                                                      --------
Comprehensive income..................................                                                                  70,106
Dividends paid ($.20 per share).......................     --           --      (4,167)        --           --          (4,167)
                                                         ----     --------    --------   --------      -------        --------
Balance, December 31, 1998............................   $234     $ 28,943    $344,441   $(37,125)     $(1,718)       $334,775
                                                         ====     ========    ========   ========      =======        ========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                1998         1997         1996
                                                              ---------    ---------    --------
Cash flows from operating activities:
  Net earnings..............................................  $  69,682    $  63,567    $ 43,560
                                                              ---------    ---------    --------
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
    Depreciation and amortization...........................     23,651       16,504      13,644
    Deferred income taxes...................................     (5,609)      (8,813)    (10,462)
    Increase in cash and securities segregated..............    (31,541)      (1,870)    (23,849)
    (Increase) decrease in receivables:
      Brokers and dealers...................................   (748,426)    (304,039)    152,529
      Customers, officers and directors.....................     72,758      (52,412)     (6,714)
    (Increase) decrease in securities owned.................    144,601      (47,643)    (30,560)
    (Increase) decrease in investments......................     43,717     (103,975)    (25,452)
    Increase in other assets................................     (9,118)     (16,316)    (38,044)
    Increase (decrease) in payables:
      Brokers and dealers...................................    621,201      175,992     (58,743)
      Customers.............................................     24,519       31,871     (44,171)
    Increase (decrease) in securities sold, not yet
      purchased.............................................   (149,050)      64,388      41,383
    Increase (decrease) in accrued expenses and other
      liabilities...........................................    (31,407)     118,822      83,252
                                                              ---------    ---------    --------
      Net cash provided by (used in) operating activities...     24,978      (63,924)     96,373
                                                              ---------    ---------    --------
Cash flows from financing activities:
  Net proceeds from bank loans..............................     21,000           --          --
  Issuance of term debt.....................................         --       99,722          --
  Net payments on:
    Repurchase of treasury stock............................    (13,815)     (23,584)    (36,766)
    Redemption of 8 7/8% Subordinated Notes, due 1997.......         --       (3,576)     (3,576)
    Dividends paid..........................................     (4,167)      (2,515)     (1,883)
    Redemption of rights....................................         --           --         (55)
  Proceeds from exercise of stock options...................     15,151        3,433       2,653
  Increase in minority interest.............................     11,179        4,613       3,581
  Net decrease (increase) in proportionate share of
    subsidiary's equity.....................................      7,337        1,558      (1,115)
  Distribution of Capital Accumulation Plan shares..........      7,076        1,797         478
  Issuance of restricted shares.............................      8,150        3,666       1,083
  Issuance of common shares.................................      2,181          882         770
                                                              ---------    ---------    --------
    Net cash provided by (used in) financing activities.....     54,092       85,996     (34,830)
                                                              ---------    ---------    --------
Cash flows from investing activities -- purchase of premises
  and equipment.............................................    (16,626)     (26,200)    (16,145)
                                                              ---------    ---------    --------
Effect of currency translation on cash......................        573         (526)        426
                                                              ---------    ---------    --------
Net increase (decrease) in cash and cash equivalents........     63,017       (4,654)     45,824
Cash and cash equivalents at beginning of year..............    109,488      114,142      68,318
                                                              ---------    ---------    --------
Cash and cash equivalents at end of year....................  $ 172,505    $ 109,488    $114,142
                                                              =========    =========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $  73,757    $  58,038    $ 38,522
    Income taxes............................................     50,018       52,030      42,724

Supplemental disclosure of non-cash financing activities:

  In 1996, the additional minimum pension liability included in stockholders' equity of $553 resulted from a decrease of $33 to accrued expenses and other liabilities and an offsetting increase in stockholders' equity. In 1997, the additional minimum pension liability included in stockholders' equity of $1,520 resulted from an increase of $967 to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity. In 1998, the additional minimum pension liability included in stockholders' equity of $1,669 resulted from an increase of $149 to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity.

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. (Company) and all subsidiaries, including Jefferies & Company, Inc. (JEFCO) and Investment Technology Group, Inc. (ITGI) and its wholly owned subsidiary, ITG Inc. (ITG). The accounts of W & D Securities, Inc. (W & D) are also consolidated because of the nature and extent of the Company's ownership interest in W & D. The Company and its subsidiaries are primarily engaged in a single line of business as a securities broker-dealer, which includes several types of services, such as principal and agency transactions in equity, convertible debt and taxable fixed income securities, as well as corporate finance activities. Operations of the Company include agency and principal transactions and other securities-related financial services.

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

prices, if available. For securities without quoted prices, the reported fair value is estimated using various sources of information, including quoted prices for comparable securities.

     The Company has derivative financial instrument positions in option contracts, foreign exchange forward contracts and index futures contracts which are measured at fair value with gains and losses recognized in earnings. The gross contracted or notional amount of these contracts is not reflected in the consolidated statements of financial condition (see note 14 of the notes to consolidated financial statements).

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

CAPITALIZED SOFTWARE

     The Company capitalizes software development costs where technological feasibility of the product has been established. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies. The Company is amortizing capitalized software costs using the straight-line method over one to two years, with an average remaining life of under two years. Amortization begins when the product is available for release to the customers. As of December 31, 1998 and 1997, respectively, the Company had $6.5 million and $6.0 million of capitalized software costs, net of accumulated amortization included in other assets. In 1998, 1997 and 1996, the Company amortized software costs of $3.5 million, $1.5 million, and $1.4 million, respectively.

     Research and development expenses related to software were $11.0 million, $8.4 million and $6.8 million in 1998, 1997 and 1996, respectively. In 1998, 1997 and 1996, $4.0 million, $4.4 million and $1.6 million, respectively, were capitalized.

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

deferred compensation and unrealized gains and losses on securities owned. Tax credits are recorded as a reduction of income taxes when realized.

CASH EQUIVALENTS

     The Company generally invests its excess cash in money market funds and other short-term investments. At December 31, 1998 and 1997, such cash equivalents amounted to $139,801,000 and $90,064,000, respectively. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days.

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

to 1 million of the new common shares (pre November 1997 stock split), on the open market or otherwise, from time to time.

     All share, share price and per share information included in the consolidated financial statements has been restated to retroactively reflect the effect of the November 19, 1997 and the March 2, 1996 two-for-one stock splits.

TRANSFERS OF FINANCIAL ASSETS

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 125 establishes, among other things, new criteria for determining whether a transfer of financial assets should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS No. 125 also establishes new accounting requirements for pledged collateral. The Company implemented SFAS No. 125 in 1997. SFAS No. 125 did not have a material impact on the Company.

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

     The Company implemented SFAS No. 130 in 1997. The adoption of SFAS No. 130 did not have a material impact on the Company.

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

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

     The Company implemented SFAS No. 131 in 1998. The adoption of SFAS No. 131 did not have a material impact on the Company.

PENSION DISCLOSURE

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Post-retirement Benefits," which revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures.

     The Company implemented SFAS No. 132 in 1998. The adoption of SFAS No. 132 did not have a material impact on the Company.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 is not expected to have a material impact on the Company.

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

(2) GOODWILL

     At December 31, 1998 and 1997, excess of purchase price over net assets acquired remaining was $6,673,000 and $3,556,000, net of accumulated amortization of $4,174,000 and $3,436,000, respectively, and is included in other assets.

(3) RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     The following is a summary of the major categories of receivable from, and payable to, brokers and dealers as of December 31, 1998 and 1997 (in thousands of dollars):

                                                                 1998          1997
                                                              ----------    ----------
Receivable from brokers and dealers:
Securities borrowed.........................................  $1,922,691    $1,197,227
Reverse repurchase agreements...............................       5,066            --
Other.......................................................      90,333        72,437
                                                              ----------    ----------
                                                              $2,018,090    $1,269,664
                                                              ==========    ==========
Payable to brokers and dealers:
Securities loaned...........................................  $1,580,811    $  966,132
Repurchase agreements.......................................       5,061            --
Other.......................................................      17,034        15,573
                                                              ----------    ----------
                                                              $1,602,906    $  981,705
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

(4) RECEIVABLE FROM, AND PAYABLE TO, CUSTOMERS, OFFICERS AND DIRECTORS

     The following is a summary of the major categories of receivables from customers, officers and directors as of December 31, 1998 and 1997 (in thousands of dollars):

                                                               1998        1997
                                                              -------    --------
Customers (net of allowance for uncollectible accounts of
  $3,427 in 1998 and $2,453 in 1997)........................  $92,646    $164,099
Officers and directors......................................      880       2,185
                                                              -------    --------
                                                              $93,526    $166,284
                                                              =======    ========

     Interest is paid on free credit balances in accounts of customers who have indicated that the funds will be used for investment at a future date. The rate of interest paid on such free credit balances varies between the thirteen-week treasury bill rate and 1% below that rate, depending upon the size of the customers' free credit balances.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

(5) SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 1998 and 1997 (in thousands of dollars):

                                                             1998                        1997
                                                   ------------------------    ------------------------
                                                                 SECURITIES                  SECURITIES
                                                                   SOLD,                       SOLD,
                                                   SECURITIES     NOT YET      SECURITIES     NOT YET
                                                     OWNED       PURCHASED       OWNED       PURCHASED
                                                   ----------    ----------    ----------    ----------
Corporate equity securities......................   $ 43,483      $26,759       $120,316      $134,163
High-yield securities............................     28,684        8,253         59,270        52,332
Corporate debt securities........................     20,903        4,067         37,382         1,571
U.S. Government and agency obligations...........      7,076           --         25,370            --
Other............................................        666          574          3,075           637
                                                    --------      -------       --------      --------
                                                    $100,812      $39,653       $245,413      $188,703
                                                    ========      =======       ========      ========

(6) INVESTMENTS

     The following is a summary of the major categories of investments, as of December 31, 1998 and 1997 (in thousands of dollars):

                                                                1998        1997
                                                              --------    --------
Partnership interests.......................................  $ 56,170    $ 75,814
Debt and equity investments.................................    42,088      64,397
Equity and debt interests in affiliates.....................    12,609      14,373
                                                              --------    --------
                                                              $110,867    $154,584
                                                              ========    ========

(7) PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment as of December 31, 1998 and 1997 (in thousands of dollars):

                                                               1998       1997
                                                              -------    -------
Furniture, fixtures and equipment...........................  $89,372    $78,440
Leasehold improvements......................................   23,820     22,595
                                                              -------    -------
          Total.............................................  113,192    101,035
Less accumulated depreciation and amortization..............   73,006     58,207
                                                              -------    -------
                                                              $40,186    $42,828
                                                              =======    =======

     Depreciation and amortization expense amounted to $19,268,000, $14,243,000 and $11,480,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(8) BANK LOANS

     Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers' call loan rate. At December 31, 1998, the Company had unsecured bank loans amounting to $21,000,000 with a weighted average interest rate of 5.6%. At December 31, 1997, there were no bank loans.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

(9) LONG TERM DEBT

     The following summarizes long term debt outstanding at December 31, 1998 and 1997 (in thousands of dollars):

                                                                1998        1997
                                                              --------    --------
8 7/8% Series B Senior Notes, due 2004, less unamortized
  discount of $372 and $442 in 1998 and 1997, respectively,
  effective rate of 9%......................................  $ 49,628    $ 49,558
7 1/2% Senior Notes, due 2007, less unamortized discount of
  $241 and $268 in 1998 and 1997, effective rate of 8%......    99,759      99,732
                                                              --------    --------
                                                              $149,387    $149,290
                                                              ========    ========

     During 1997, JEFCO obtained a NASDR approved $200,000,000 revolving credit facility to be used in connection with underwriting activities. The revolving credit facility terminates on October 30, 1999. Loans under this facility bear interest at 2.5% over either the Federal funds rate or the London Interbank Offered Rate. During 1998, there were several borrowings against the revolving credit facility. During 1997, there were no borrowings against the revolving credit facility.

(10) INCOME TAXES

     Total income taxes for the years ended December 31, 1998, 1997 and 1996 were allocated as follows (in thousands of dollars):

                                                               1998       1997       1996
                                                              -------    -------    -------
Income from operations......................................  $60,533    $47,677    $35,438
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes........................................  (12,804)    (1,704)    (1,568)
                                                              -------    -------    -------
                                                              $47,729    $45,973    $33,870
                                                              =======    =======    =======

     Income taxes (benefits) for the years ended December 31, 1998, 1997 and 1996 consists of the following (in thousands of dollars):

                                                               1998       1997       1996
                                                              -------    -------    -------
CURRENT:
  Federal...................................................  $49,274    $42,895    $35,059
  State and city............................................   16,868     13,595     10,841
                                                              -------    -------    -------
                                                               66,142     56,490     45,900
                                                              -------    -------    -------

DEFERRED:
  Federal...................................................   (4,258)    (6,450)    (8,756)
  State and city............................................   (1,351)    (2,363)    (1,706)
                                                              -------    -------    -------
                                                               (5,609)    (8,813)   (10,462)
                                                              -------    -------    -------
                                                              $60,533    $47,677    $35,438
                                                              =======    =======    =======

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

     Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 1998, 1997 and 1996 as a result of the following (in thousands of dollars):

                                                     1998              1997              1996
                                                --------------    --------------    --------------
                                                AMOUNT     %      AMOUNT     %      AMOUNT     %
                                                -------   ----    -------   ----    -------   ----
Computed expected income taxes................  $48,367   35.0%   $40,583   35.0%   $29,115   35.0%
Increase (decrease) in income taxes resulting
  from:
  State and city income taxes, net of Federal
     income tax benefit.......................   10,086    7.3      7,301    6.3      5,938    7.1
  Foreign income..............................    1,514    1.1         --     --         --     --
  Non-deductible spin-off expenses............    1,355    1.0         --     --         --     --
  Limited deductibility of meals and
     entertainment............................    1,370    1.0      1,263    1.1        867    1.1
  Non-taxable interest income.................     (968)  (0.7)      (481)  (0.4)      (473)  (0.6)
  Research and development tax credits........     (584)  (0.4)      (584)  (0.5)      (291)  (0.3)
  Other, net..................................     (607)  (0.5)      (405)  (0.4)       282    0.3
                                                -------   ----    -------   ----    -------   ----
          Total income taxes..................  $60,533   43.8%   $47,677   41.1%   $35,438   42.6%
                                                =======   ====    =======   ====    =======   ====

     The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below (in thousands of dollars):

                                                                1998        1997
                                                              --------    --------
Deferred tax assets:
  Long-term compensation....................................  $ 30,497    $ 25,018
  Lease allowances..........................................       582         929
  Accounts receivable.......................................     3,518       2,888
  State income taxes........................................     2,357       2,516
  Premises and equipment....................................       445       1,328
  Other.....................................................       627         581
                                                              --------    --------
          Total gross deferred tax assets...................    38,026      33,260
Valuation allowance.........................................        --          --
                                                              --------    --------
          Net deferred tax assets...........................    38,026      33,260
                                                              --------    --------
Deferred tax liabilities:
  Investment in subsidiaries................................   (12,922)    (13,765)
                                                              --------    --------
          Total gross deferred tax liabilities..............   (12,922)    (13,765)
                                                              --------    --------
          Net deferred tax asset, included in other
            assets..........................................  $ 25,104    $ 19,495
                                                              ========    ========

     There was no valuation allowance for deferred tax assets as of December 31, 1998, 1997 and 1996.

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

     The following tables set forth the plan's funded status and amounts recognized in the Company's accompanying consolidated statements of financial condition and consolidated statements of earnings (in thousands of dollars):

                                                                 DECEMBER 31
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Actuarial present value of benefit
  obligations -- accumulated benefit obligation, including
  vested benefits of $19,594 and $18,449 as of December 31,
  1998 and 1997, respectively...............................  $21,141    $19,777
                                                              =======    =======
Projected benefit obligation for service rendered to date...  $24,837    $22,603
Plan assets, at fair market value...........................   17,203     16,479
                                                              -------    -------
  Excess of the projected benefit obligation over plan
     assets.................................................    7,634      6,124
Unamortized prior service cost..............................      420        624
Unrecognized net transition obligation being recognized over
  15 years..................................................     (129)      (172)
Unrecognized net loss.......................................   (6,841)    (5,876)
Adjustment to recognize minimum liability...................    2,853      2,598
                                                              -------    -------
  Pension liability included in other liabilities...........  $ 3,937    $ 3,298
                                                              =======    =======

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               1998      1997       1996
                                                              ------    -------    ------
Net pension cost included the following components:
  Service cost -- benefits earned during the period.........  $1,895    $ 1,288    $1,125
  Interest cost on projected benefit obligation.............   1,551      1,222     1,064
  Expected return on plan assets............................  (1,310)    (1,065)     (889)
  Net amortization..........................................     363        178       198
                                                              ------    -------    ------
     Net periodic pension cost..............................  $2,499    $ 1,623    $1,498
                                                              ======    =======    ======

     The following tables reconcile the fair value of assets and the projected benefit obligation for the years ending December 31, 998 and 1997 (in thousands of dollars):

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
Fair value of assets, beginning of year.....................  $16,479       $13,102
Employer contributions......................................    2,114         1,476
Benefit payments made.......................................   (2,124)         (544)
Total investment return.....................................      734         2,445
                                                              -------       -------
Fair value of assets, end of year...........................  $17,203       $16,479
                                                              =======       =======

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
Projected benefit obligation, beginning of year.............  $22,603       $16,279
Service cost................................................    1,895         1,288
Interest cost...............................................    1,551         1,222
Actuarial gains and losses..................................      763         4,358
Benefits paid...............................................   (2,124)         (544)
Plan amendments.............................................      149            --
                                                              -------       -------
Projected benefit obligation, end of year...................  $24,837       $22,603
                                                              =======       =======

     The plan assets consist of approximately 60% equities and 40% fixed income securities.

     The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 6.75% and 5.00%, respectively, in 1998, 7.00% and 5.00%, respectively, in 1997 and 7.50% and 5.00%, respectively, in 1996. The expected long-term rate of return on assets was 8.40% in 1998, 1997 and 1996.

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

     At December 31, 1998, the Company had six stock-based compensation plans and ITGI had two stock-based compensation plans, which are described below. The Company and ITGI applied APB Opinion No. 25 in accounting for their plans. Accordingly, no compensation cost has been recognized for fixed stock option plans. Had compensation cost for the Company's and ITGI's stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

                                                               1998       1997      1996
                                                              -------    -------   -------
Net earnings:
     As reported............................................  $69,682    $63,567   $43,560
     Pro forma..............................................  $65,240    $58,927   $40,102
Basic earnings per share:
     As reported............................................  $  3.12    $  2.95   $  1.90
     Pro forma..............................................  $  2.92    $  2.73   $  1.75
Diluted earnings per share:
     As reported............................................  $  2.96    $  2.80   $  1.84
     Pro forma..............................................  $  2.77    $  2.60   $  1.69

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

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

OPTIONS ISSUED UNDER ALL PLANS

     The fair value of all option grants for all the Company's plans are estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for all fixed option grants in 1998, 1997 and 1996, respectively: dividend yield of 0.6%, 0.4%, and 0.6%; expected volatility of 32.6%, 33.4%, and 33.3%; risk-free interest rates of 5.5%, 6.4%, and 5.4%; and expected lives of 5.0 years, 5.5 years, and 3.3 years.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

     A summary of the status of Company stock options in all its stock-based plans as of December 31, 1998, 1997 and 1996 and changes during the year then ended is presented below:

                                          1998                    1997                    1996
                                  --------------------    --------------------    --------------------
                                              WEIGHTED                WEIGHTED                WEIGHTED
                                              AVERAGE                 AVERAGE                 AVERAGE
                                              EXERCISE                EXERCISE                EXERCISE
                                   SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                  ---------   --------    ---------   --------    ---------   --------
Outstanding at beginning of
  year..........................  1,829,033    $12.05     1,702,000    $ 9.35     1,467,832    $6.34
Granted.........................    377,949     39.70       367,061     22.91       594,628    13.28
Exercised.......................   (748,142)     7.93      (240,028)     9.48      (352,460)    3.47
Forfeited.......................    (16,023)    40.00            --        --        (8,000)    8.13
                                  ---------               ---------               ---------
Outstanding at end of year......  1,442,817     21.12     1,829,033     12.05     1,702,000     9.35
                                  =========               =========               =========
Options exercisable at
  year-end......................    941,955               1,349,124                 858,996
Weighted-average fair value of
  options granted during the
  year..........................               $13.43                  $10.05                  $4.19

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                   OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                         ---------------------------------------   -----------------------
                                            NUMBER         WEIGHTED                   NUMBER
                                         OUTSTANDING       AVERAGE      WEIGHTED   EXERCISABLE    WEIGHTED
                                              AT          REMAINING     AVERAGE         AT        AVERAGE
                                         DECEMBER 31,    CONTRACTUAL    EXERCISE   DECEMBER 31,   EXERCISE
       RANGE OF EXERCISE PRICES              1998        LIFE (YEARS)    PRICE         1998        PRICE
       ------------------------          ------------    ------------   --------   ------------   --------
$ 1.28 to  9.99........................     346,437          0.8         $ 7.33      302,470       $ 7.60
$10.00 to 19.99........................     412,600          0.7          14.20      408,600        14.21
$20.00 to 29.99........................     287,532          3.4          22.56      217,532        22.06
$30.00 to 39.99........................      45,000          8.2          32.15        5,000        35.38
$40.00 to 47.94........................     351,248          4.1          40.26        8,353        47.68
                                          ---------                                  -------
$ 1.28 to 47.94........................   1,442,817          2.3          21.12      941,955        14.31
                                          =========                                  =======

INVESTMENT TECHNOLOGY GROUP, INC.'S PLANS

     In 1994 ITGI, established the 1994 Employee Stock Option and Long-Term Incentive Plan (ITGI Plan) which allows for the granting of options to purchase a total of 3,650,000 shares of ITGI common stock. In 1995, the ITGI Board of Directors adopted, and the ITGI stockholders approved, the Non-Employee Directors' Plan (ITGI Director Plan). The ITGI Director Plan generally provides for an annual grant to each non-employee director an option to purchase 2,500 shares of ITGI common stock. In addition, the ITGI Director Plan provides for the automatic grant to a non-employee director, at the time he or she is initially elected, a stock option to purchase 10,000 shares of ITGI common stock. Stock options granted under the ITGI Director Plan are non-qualified stock options having an exercise price equal to 100% of the fair market value of ITGI common stock at the date of grant. A total of 125,000 shares of ITGI common stock are reserved for issuance under the ITGI Director Plan. There were a total of 3,458,216 fixed stock options outstanding and 18,220,968 ITGI common stock shares outstanding as of December 31, 1997. There were a total of 2,888,106 fixed stock options outstanding and 18,590,361 ITGI common stock shares outstanding as of December 31, 1998.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for all fixed option grants in 1998, 1997 and 1996,

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

respectively: dividend yield of 0.0%, 0.0% and 0.0%; expected volatility of 45%, 54% and 49%; risk-free interest rates of 5.5%, 6.6% and 6.1%; and expected lives of 7 years, 5 years and 4 years.

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                   OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                         ---------------------------------------   -----------------------
                                            NUMBER         WEIGHTED                   NUMBER
                                         OUTSTANDING       AVERAGE      WEIGHTED   EXERCISABLE    WEIGHTED
                                              AT          REMAINING     AVERAGE         AT        AVERAGE
                                         DECEMBER 31,    CONTRACTUAL    EXERCISE   DECEMBER 31,   EXERCISE
       RANGE OF EXERCISE PRICES              1998        LIFE (YEARS)    PRICE         1998        PRICE
       ------------------------          ------------    ------------   --------   ------------   --------
$ 7.50 -  9.99.........................     445,909          1.9         $ 9.08       445,909      $ 9.08
$10.00 - 14.99.........................   1,167,117          0.9         $12.30     1,167,117      $12.30
$15.00 - 19.99.........................     157,976          3.4         $19.22        73,256      $18.94
$20.00 - 24.99.........................   1,019,604          3.1         $22.21     1,010,000      $22.19
$25.00 - 29.99.........................      92,500          8.4         $27.80        26,000      $27.97
$30.00 - 32.10.........................       5,000          4.3         $32.10            --          --
                                          ---------                                 ---------
$ 7.50 - 32.10.........................   2,888,106          2.2         $16.21     2,722,282      $15.77
                                          =========                                 =========

PERFORMANCE-BASED STOCK OPTIONS

     While the 1993 Plan allows for the granting of performance-based stock options, no such options were granted during 1998, 1997 and 1996, and no such options were outstanding at December 31, 1998, 1997 and 1996.

RESTRICTED STOCK

     The 1993 Plan allows for grants of restricted stock awards, whereby certain key employees are granted restricted shares of common stock subject to forfeiture until the restrictions lapse or terminate. With certain exceptions, the employee must remain with the Company for a period of years after the date of grant to receive the full number of shares granted. During 1998, 1997 and 1996, there were restricted stock awards of 183,947 shares, 198,888 shares and 49,264 shares, respectively, with a corresponding market value of $6,488,000, $4,189,000 and $624,000, respectively. Certain grants are expensed over the vesting periods of one to three years, while others have been granted in settlement of previously accrued compensation liabilities. The compensation cost, excluding the cost associated with the settlement of previously accrued compensation liabilities, charged against earnings was $993,000, $1,142,000 and $394,000 in 1998, 1997 and 1996, respectively. As of December 31, 1998, 1997 and
1996, restricted stock shares outstanding were 381,585 shares, 203,468 shares and 95,160 shares, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan (ESPP). All regular full-time employees are eligible for the ESPP. Employee contributions are voluntary and are made via payroll deduction. The employee contributions are used to purchase the Company's common stock which is then held in an outside trust account. The Company matches employee contributions at a rate of 15% (more, if profits exceed targets set by the Company's Board of Directors). The Company's match vests after two years. The Company recognizes compensation cost related to its ESPP matching. The compensation cost charged against earnings was $297,000, $228,000 and $250,000 in 1998, 1997 and 1996, respectively.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

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

     The Company will from time to time repurchase shares of its common stock in the open market for use in both the CAP and UK CAP plans. The Company has acquired 2,580,034 shares since the inception of the plans (CAP in 1993 and UK CAP in 1995) and has made distributions of 653,410 shares. The Company recognizes compensation cost related to the 15% discount and interest on Profit-Based Deferred Compensation Accounts. The compensation cost charged against earnings was $4,334,000, $4,834,000 and $2,742,000 in 1998, 1997 and
1996, respectively.

PROFIT SHARING PLAN

     The Company has a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under
Section 401-K of the Internal Revenue Code. Expenses related to this plan amounted to $9,140,000, $7,923,000 and $5,713,000 in 1998, 1997 and 1996,
respectively.

(12) EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years 1998, 1997 and 1996 (in thousands of dollars, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Net earnings for basic earnings per share...................  $69,682    $63,567    $43,560
  Earnings adjustment -- stock options on subsidiary........   (1,672)      (890)      (501)
                                                              -------    -------    -------
  Adjusted earnings for diluted earnings per share..........  $68,010    $62,677    $43,059
                                                              =======    =======    =======
Shares of common stock and common stock equivalents:
  Average number of common shares...........................   20,902     20,148     21,644
  Capital Accumulation Plan unissued shares.................    1,444      1,404      1,336
                                                              -------    -------    -------
  Average shares used in basic computation..................   22,346     21,552     22,980
  Stock options.............................................      508        651        398
  Other unissued common shares..............................      100        146         32
                                                              -------    -------    -------
  Average shares used in diluted computation................   22,954     22,349     23,410
                                                              =======    =======    =======
Earnings per share:
  Basic.....................................................  $  3.12    $  2.95    $  1.90
                                                              =======    =======    =======
  Diluted...................................................  $  2.96    $  2.80    $  1.84
                                                              =======    =======    =======

     The Company had no anti-dilutive securities during 1998, 1997 and 1996.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

(13) LEASES

     As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2014. Future minimum lease payments for all noncancelable operating leases at December 31, 1998 are as follows (in thousands of dollars):

1999........................................................  $12,691
2000........................................................   13,919
2001........................................................   12,408
2002........................................................    8,984
2003........................................................    8,922
Thereafter..................................................   73,098

     Rental expense for the Company was $9,851,000, $8,342,000 and $6,759,000 in 1998, 1997 and 1996, respectively.

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

     In the normal course of business, the Company had letters of credit outstanding aggregating $35,825,000 at December 31, 1998 to satisfy various collateral requirements in lieu of depositing cash or securities.

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

     The gross contracted or notional amount of index futures contracts, options contracts, and foreign exchange forward contracts, which are not reflected in the consolidated statements of financial condition, is set forth in the table below and provide only a measure of the Company's involvement in these contracts at December 31, 1998 and 1997. They do not represent amounts subject to market risk and, in many cases, serve to reduce the Company's overall exposure to market and other risks (in thousands of dollars):

                                                             NOTIONAL OR CONTRACTED AMOUNT
                                                        ----------------------------------------
                                                               1998                  1997
                                                        ------------------    ------------------
                                                        PURCHASE     SALE     PURCHASE     SALE
                                                        --------    ------    --------    ------
Index futures contracts...............................   $   --     $3,559     $   --     $8,173
Option contracts......................................    2,950      2,927      6,277      4,803
Foreign exchange forward contracts....................       --      8,759        430      4,461

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

     The following is an aggregate summary of the average 1998 and 1997 and December 31, 1998 and 1997 fair values of derivative financial instruments (in thousands of dollars):

                                                            1998                        1997
                                                  ------------------------    ------------------------
                                                  AVERAGE    END OF PERIOD    AVERAGE    END OF PERIOD
                                                  -------    -------------    -------    -------------
Index futures contracts:
  In a favorable position.......................  $   42        $   --        $   55        $   --
  In an unfavorable position....................     150           178           204           149
Option contracts:
  Purchases.....................................     500           666           682           799
  Sales.........................................     506           574           372           637
Foreign exchange forward contracts:
  Purchases.....................................   2,093            --         3,406           430
  Sales.........................................   6,623         8,759         3,291         4,461

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

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

(15) OTHER COMPREHENSIVE INCOME

     The following summarizes other comprehensive income and accumulated other comprehensive income at December 31, 1998 and for the year then ended (in thousands of dollars):

                                                                              TAX
                                                             BEFORE-TAX    (EXPENSE)     NET-OF-TAX
                                                               AMOUNT      OR BENEFIT      AMOUNT
                                                             ----------    ----------    ----------
Currency translation adjustments...........................    $ 573          $ --         $ 573
Minimum pension liability adjustment.......................     (254)          105          (149)
                                                               -----          ----         -----
Other comprehensive income (loss)..........................    $ 319          $105         $ 424
                                                               =====          ====         =====

                                                                                        ACCUMULATED
                                                                          MINIMUM          OTHER
                                                           CURRENCY       PENSION      COMPREHENSIVE
                                                          TRANSLATION    LIABILITY        INCOME
                                                          ADJUSTMENTS    ADJUSTMENT       (LOSS)
                                                          -----------    ----------    -------------
Beginning balance.......................................     $(622)       $(1,520)        $(2,142)
Change in 1998..........................................       573           (149)            424
                                                             -----        -------         -------
Ending balance..........................................     $ (49)       $(1,669)        $(1,718)
                                                             =====        =======         =======

     The following summarizes other comprehensive income and accumulated other comprehensive income at December 31, 1997 and for the year then ended (in thousands of dollars):

                                                            BEFORE-TAX    INCOME TAX    NET-OF-TAX
                                                              AMOUNT      OR BENEFIT      AMOUNT
                                                            ----------    ----------    ----------
Currency translation adjustments..........................   $  (526)        $ --        $  (526)
Minimum pension liability adjustment......................    (1,645)         678           (967)
                                                             -------         ----        -------
Other comprehensive income (loss).........................   $(2,171)        $678        $(1,493)
                                                             =======         ====        =======

                                                                                        ACCUMULATED
                                                                          MINIMUM          OTHER
                                                           CURRENCY       PENSION      COMPREHENSIVE
                                                          TRANSLATION    LIABILITY        INCOME
                                                          ADJUSTMENTS    ADJUSTMENT       (LOSS)
                                                          -----------    ----------    -------------
Beginning balance.......................................     $ (96)       $  (553)        $  (649)
Change in 1997..........................................      (526)          (967)         (1,493)
                                                             -----        -------         -------
Ending balance..........................................     $(622)       $(1,520)        $(2,142)
                                                             =====        =======         =======

     The following summarizes other comprehensive income and accumulated other comprehensive income at December 31, 1996 and for the year then ended (in thousands of dollars):

                                                            BEFORE-TAX    INCOME TAX    NET-OF-TAX
                                                              AMOUNT      OR BENEFIT      AMOUNT
                                                            ----------    ----------    ----------
Currency translation adjustments........................       $426          $ --          $426
Minimum pension liability adjustment....................         58           (25)           33
                                                               ----          ----          ----
Other comprehensive income (loss).......................       $484          $(25)         $459
                                                               ====          ====          ====

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

                                                                                        ACCUMULATED
                                                                          MINIMUM          OTHER
                                                           CURRENCY       PENSION      COMPREHENSIVE
                                                          TRANSLATION    LIABILITY        INCOME
                                                          ADJUSTMENTS    ADJUSTMENT       (LOSS)
                                                          -----------    ----------    -------------
Beginning balance.......................................     $(522)        $(586)         $(1,108)
Change in 1996..........................................       426            33              459
                                                             -----         -----          -------
Ending balance..........................................     $ (96)        $(553)         $  (649)
                                                             =====         =====          =======

(16) NET CAPITAL REQUIREMENTS

     As registered broker-dealers, JEFCO, ITG and W & D are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JEFCO, ITG and W & D have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

     At December 31, 1998, JEFCO's, ITG Inc.'s and W & D's net capital was $217,367,000, $71,996,000 and $2,026,000, respectively, which exceeded minimum net capital requirements by $213,362,000, $71,746,000 and $1,776,000, respectively.

(17) CONTINGENCIES

     In re Nasdaq Market-Makers Antitrust Litigation. Beginning in July 1994, antitrust class actions were commenced against JEFCO and 33 other defendants in various federal courts (the "Lawsuits"). Following the filing of the Lawsuits, the Antitrust Division of the United States Department of Justice ("DOJ") and the Commission commenced investigations into certain issues related to the allegations of the Lawsuits. In August 1996, the DOJ entered into a antitrust consent decree with 24 defendants who are market makers in Nasdaq stocks. JEFCO was neither asked nor required to settle with the DOJ. Shortly after the DOJ settlement, the Commission filed a Section 21(a) report against the National Association of Securities Dealers, Inc. ("NASD"), criticizing various practices by market makers, and the NASD for failing to adequately police or discipline the market makers for those practices. However, the Commission did not take any action at that time against the market maker firms.

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

     In order to avoid the uncertainties of litigation, JEFCO has entered into a settlement agreement which received the preliminary approval of the Court on October 15, 1997. The settlement received the final approval of the Court on November 9, 1998. The amount of the settlement has been previously provided for and will not have a material adverse effect on JEFCO.

     Income Taxes. The Company received a "30-day letter" proposing certain adjustments which, if sustained, would result in a tax deficiency of approximately $10.0 million plus interest. Substantially all of the proposed adjustments relate to Investment Technology Group, Inc., the Company's 80.5% owned subsidiary and include (i) the disallowance of deductions taken in connection with the termination of certain

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

compensation plans at the time of Investment Technology Group's initial public offering in 1994 and (ii) the disallowance of tax credits taken in connection with certain research and development expenditures. The Company intends to vigorously contest the proposed adjustments and believes that resolution of this matter will not have a material adverse effect on the Company.

     Other. Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company's management believes that pending litigation will not have a material adverse effect on the Company.

(18) SEGMENT REPORTING

     The Company's operations have been classified into two business segments:
Financial Services and ITGI. The Financial Services segment includes the traditional securities brokerage and investment banking activities of Jefferies Group, Inc. and its subsidiaries, except ITGI and its subsidiaries. The ITGI segment includes the automated equity trading and transaction research activities of ITGI and its subsidiaries. Financial information by segment for the three years in the period ended December 31, 1998 are summarized as follows (in thousands of dollars):

                                           FINANCIAL                   ELIMINATIONS/
                                            SERVICES       ITGI      RECLASSIFICATIONS    CONSOLIDATED
                                           ----------    --------    -----------------    ------------
1998
Total revenues...........................  $  590,615    $212,205         $(4,110)         $  798,710
Operating income.........................      57,257      80,935              --             138,192
Identifiable assets......................   2,509,531     180,512          (6,403)          2,683,640
Capital expenditures.....................       8,968       7,658              --              16,626
Depreciation and amortization............      12,052      11,599              --              23,651

1997
Total revenues...........................  $  630,842    $137,042         $(3,380)         $  764,504
Operating income.........................      68,690      47,260              --             115,950
Identifiable assets......................   1,993,049     113,641          (7,148)          2,099,542
Capital expenditures.....................      10,521      15,679              --              26,200
Depreciation and amortization............       9,862       6,642              --              16,504

1996
Total revenues...........................  $  407,023    $111,556         $(1,953)         $  516,626
Operating income.........................      42,186      41,001              --              83,187
Identifiable assets......................   1,493,117      82,798          (7,828)          1,568,087
Capital expenditures.....................      10,521       5,624              --              16,145
Depreciation and amortization............       9,687       3,957              --              13,644

     Financial Services provided trade execution, clearance and administrative services to ITGI for $26.7 million, $21.6 million and $14.7 million in 1998, 1997 and 1996, respectively. ITGI provided automated trade execution services to Financial Services for $4.8 million, $3.1 million and $1.7 million in 1998, 1997 and 1996, respectively.

     The Company's business is predominantly in the U.S. with less than 6% of revenues and 2% of assets coming from international operations.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1998 AND 1997

(19) JEFFERIES GROUP, INC. AND INVESTMENT TECHNOLOGY GROUP, INC. ANNOUNCE INTENTION TO CONSIDER SEPARATING INTO TWO INDEPENDENT COMPANIES

     On March 17, 1998, Jefferies Group, Inc. ("Group") and ITGI jointly announced plans for a series of transactions (the "Transactions") that would result in the separation of ITGI from the other Group businesses. Group would transfer all non-ITGI assets and liabilities to JEF Holding Company, Inc. (the "Transfers"). After the Transfers, Group's 15 million shares of ITGI would be its only asset. Group would then distribute all of the common stock of the JEF Holding Company, Inc. to the Group stockholders (the "Spin-Off"). Immediately following the Spin-Off, ITGI would merge with and into Group with Group as the surviving corporation (the "Merger"). In connection with the Merger, Group would be renamed Investment Technology Group, Inc. (the "Surviving Corporation"). Subject to the terms and conditions of the merger agreement, each issued and outstanding share of ITGI common stock (other than any shares held by Group or held in the Treasury of ITGI) will be converted into the right to receive a number of shares of common stock of the Surviving Corporation equal to the ratio derived after dividing the number of shares of Group Common Stock outstanding immediately prior to the effective time of the Merger by the number of shares of ITGI Common Stock owned by Group immediately prior to the effective time of the Merger.

     As a result of the Transactions, former Group stockholders will own, in the aggregate, 100% of JEF Holding Company, Inc. and, in the aggregate, approximately 80.5% of the Surviving Corporation. The public ITGI stockholders, in the aggregate, will own approximately 19.5% of the Surviving Corporation, the same proportionate ownership they held in ITGI prior to the Transactions.

     On March 12, 1999, Group received tax rulings from the Internal Revenue Service (the "IRS") with the concurrence of the IRS concerning the tax-free treatment of the Transfers and the Spin-Off for Group and its stockholders, respectively. On March 17, 1999, Group's Board of Directors unanimously approved the Transfers and the Spin-Off. The Transactions are contingent on a number of factors, including receipt of stockholder approvals.

     In anticipation of the Spin-Off, Group liquidated its CAP plan -- a deferred compensation plan consisting of cash and stock and payable to nearly 200 employees effective January 25, 1999. Liquidation of this plan is part of a capital infusion to Group contemplated as part of the Spin-Off and resulted in employees receiving approximately 1.5 million shares of Group.

(20) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 1998 and 1997 (in thousands of dollars, except per share amounts):

                                               MARCH       JUNE     SEPTEMBER   DECEMBER     YEAR
                                              --------   --------   ---------   --------   --------
1998
Revenues....................................  $203,408   $198,832   $184,281    $212,189   $798,710
Earnings before income taxes and minority
  interest..................................    32,125     35,017     32,009      39,041    138,192
Net earnings................................    17,476     17,826     15,676      18,704     69,682
Basic earnings per share....................      0.79       0.80       0.70        0.82       3.12
Diluted earnings per share..................      0.75       0.76       0.66        0.79       2.96

1997
Revenues....................................  $147,178   $201,485   $184,823    $231,018   $764,504
Earnings before income taxes and minority
  interest..................................    21,567     35,327     26,405      32,651    115,950
Net earnings................................    11,397     19,748     14,420      18,002     63,567
Basic earnings per share....................      0.53       0.92       0.67        0.83       2.95
Diluted earnings per share..................      0.50       0.87       0.63        0.79       2.80

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information presented in this Item 10 reports information without giving effect to the proposed Transfers, Spin-Off and Merger. See Part I, Item
1. "Business -- Proposed Transfers, Spin-Off and Merger Transactions."

     The biographical data of the members of management of Group, before giving effect to the Transactions, and of New JEF, after giving effect to the transactions, is set forth below.

DIRECTORS

     FRANK E. BAXTER, 62, has been Chairman of the Board since September 26, 1990, Chief Executive Officer since March 19, 1987, and a Director of Group and of JEFCO since 1975. Mr. Baxter has previously served as President of Group and of JEFCO from January 1986 until December 1996, Executive Vice President, National Sales Manager and New York Branch Manager of JEFCO, and Managing Director of Group's U.K. subsidiary. Mr. Baxter has been a Director of ITGI since March 1994, and was a Director of ITG, ITGI's wholly owned broker-dealer subsidiary, from January 1994 through January 1997. Mr. Baxter has also been a member of the Board of Governors of the National Association of Securities Dealers, Inc. since January 1998, and a member of the Board of Directors of the Securities Industry Association since November 1995.

     RICHARD G. DOOLEY, 69, has been a Director of Group since November 1993. From 1978 until his retirement in June 1993, Mr. Dooley was Executive Vice President and Chief Investment Officer of Massachusetts Mutual Life Insurance Company ("Mass Mutual"); Mr. Dooley is currently a consultant to Mass Mutual. Mr. Dooley has also been a director of Advest Group, Inc. since 1983, HSB Group, Inc. since 1984, Kimco Realty Corporation since 1990, ITGI from 1996 to January 1999 and various Mass Mutual sponsored investment companies. Mr. Dooley is also a trustee of Saint Anselm College and Chairman of the Board of The Nellie Mae Foundation and Corporation. Mr. Dooley is Chairman of Group's Compensation Committee and a member of the Audit Committee.

     RICHARD B. HANDLER, 37, has been a Director of Group since May 1998, an Executive Vice President of JEFCO since April 1990 and a Director of JEFCO since May 1993. Mr. Handler is the Manager of the Taxable Fixed Income Division of JEFCO.

     TRACY G. HERRICK, 65, has been a Director of Group since 1983 and of JEFCO since 1981. He is also President of Tracy G. Herrick, Inc., an economic consulting firm, a Director of Anderson Capital Management, a registered investment adviser, a Director of The Committee for Monetary Research and Education and is a member of the advisory Board of the San Xavier Foundation of Monterey, California.

     MICHAEL L. KLOWDEN, 53, has been a Director of Group since May 1987 and the President and Chief Operating Officer of Group and of JEFCO since December 1996. From May 1995 until December 1996, he was Vice Chairman of Group and of JEFCO. Mr. Klowden has been a Director of JEFCO since May 1995, and has been a trustee of the University of Chicago since 1986. From 1978 until May 1995, Mr. Klowden was a senior partner of Morgan, Lewis & Bockius LLP, a law firm that renders legal services to Group. Mr. Klowden was a Director of ITGI from January 1997 to January 1999.

     SHELDON B. LUBAR, 69, has been a Director of Group since January 1998. He has been Chairman of the Board of Lubar & Co. Incorporated, an investment banking firm, since 1977. From 1986 to the present, he has also been Chairman of the Board of Christiana Companies, Inc., a New York Stock Exchange listed company that supplies refrigerated warehousing and logistics. Mr. Lubar has also been a Director of EVI, Inc. since 1995, Ameritech Corporation since 1993, MGIC Investment Corporation since 1991, Firstar Corporation since 1986, Weatherford International, Inc. since 1995 and of Massachusetts Mutual since 1977.

     FRANK J. MACCHIAROLA, 57, has been a Director of Group since August 1991. He is currently the President of St. Francis College, where he has served in that capacity since July 1996. He also serves as special counsel to the law firm of Newman, Tannenbaum, Halpern, Syracuse & Hirschtritt LLP. Previously, Mr. Macchiarola was a Professor of Law and Political Science and the Dean of the Benjamin N. Cardozo School of Law at Yeshiva University in New York City from 1991 to 1996, Professor of Business in the Graduate School of Business at Columbia University from 1987 to 1991, and President and Chief Executive Officer of the New York City Partnership, Inc. from 1983 to 1987 and prior to 1985, he was a faculty member at the City University of New York and Chancellor of the New York City Public School System. Mr. Macchiarola has been a Trustee of the Manville Personal Injury Trust since 1991. Mr. Macchiarola is Chairman of Group's Audit Committee and a member of the Compensation Committee.

OTHER EXECUTIVE OFFICERS

     The executive officers of Group are appointed by the Group Board, and serve at the discretion of the Group Board. Other than Messrs. Baxter, Handler and Klowden, for whom information is provided above, the following sets forth information as to the other executive officers of Group:

     GARY BURNISON, 37, has been the Senior Vice President -- Corporate Development since July 1998, the Treasurer of Group since January 1997 and a Director of JEFCO since November 1995. Mr. Burnison has also been responsible for strategic planning and analysis for Jefferies. Prior to November, 1995, Mr. Burnison was a Partner with KPMG Peat Marwick ("KPMG") responsible for its Investment Banking and Advisory practice in the Southwestern U.S.

     JERRY M. GLUCK, 51, has been Secretary and General Counsel of Group and JEFCO since May 1985 and a Director of JEFCO since November 1984. From March 1994 until September 1995, Mr. Gluck was the Secretary of ITGI.

     CLARENCE T. SCHMITZ, 50, has been an Executive Vice President and Chief Financial Officer of Group and an Executive Vice President and a Director of JEFCO since February 1995. Prior to 1990, Mr. Schmitz founded and chaired KPMG International Mergers and Acquisitions Group. From 1990 until May 1993, Mr. Schmitz was the Managing Partner of KPMG's Los Angeles Business Unit and a member of KPMG's Board of Directors. From June 1993 until January 1995, Mr. Schmitz was the National Managing Partner for KPMG's Manufacturing, Retailing and Distribution line of business, and was a member of KPMG's Management Committee.

     MAXINE SYRJAMAKI, 54, has been Controller of Group since May 1987, an Executive Vice President of JEFCO since November 1986 and the Chief Financial Officer and a director of JEFCO since September 1984.

     RAYMOND L. KILLIAN, JR., 61, as Chairman, President and Chief Executive officer of Group's subsidiary, ITGI, is an executive officer of Group. Mr. Killian has been the Chairman of the Board of ITGI since January 1997 and a director of ITGI since March 1994. Mr. Killian served as the President and Chief Executive Officer of ITGI from March 1994 through January 1997 and has resumed his service in such capacity since the death of Scott Mason, President and Chief Executive Officer of ITGI in September 1998. He has directed the activities of ITG since 1987 and has been Chairman of the Board of ITG since 1977. Mr. Killian was a director of Group from January 1997 to January 1999, was an Executive Vice President of Group from 1985 to 1995, a director and an Executive Vice President of JEFCO from 1985 to 1991 and served as National Sales Manager of JEFCO from 1985 to 1990.

ITEM 11. EXECUTIVE COMPENSATION.

     The information presented in this Item 11 reports information without giving effect to the proposed Transfers, Spin-Off and Merger. See Part I, Item
1. "Business -- Proposed Transfers, Spin-Off and Merger Transactions."

EXECUTIVE COMPENSATION

     Shown below is information concerning the annual and long-term compensation for services in all capacities to Group for the fiscal years ended December 31, 1998, 1997 and 1996 for the Chief Executive Officer and four most highly compensated executive officers of Group as of December 31, 1998, all of whom will serve as executive officers of New JEF in connection with the Spin-Off, and for the two individuals who served during fiscal 1998 as Chief Executive Officer of ITGI (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION(1)                LONG-TERM COMPENSATION
                                        ---------------------------------   -------------------------------------
                                                                                     AWARDS              PAYOUTS
                                                                            ------------------------    ---------
              (A)                (B)      (C)         (D)                      (F)           (G)           (H)
                                                                   (E)                    SECURITIES                    (I)
                                                                  OTHER                     UNDER-                      ALL
                                                                 ANNUAL     RESTRICTED      LYING                      OTHER
                                                                 COMPEN-      STOCK        OPTIONS/       LTIP        COMPEN-
  NAME AND PRINCIPAL POSITION    YEAR   SALARY       BONUS      SATION(2)    AWARD(S)        SARS        PAYOUTS     SATION(3)
  ---------------------------    ----   -------    ----------   ---------   ----------    ----------    ---------    ---------
Frank E. Baxter................  1998   400,000       818,918    15,848     1,638,082(4)         --     1,487,660(5)  81,004
  Chairman and Chief             1997   400,000       818,918    16,228     2,088,082        72,000     2,628,322     90,940
  Executive Officer of           1996   400,000       601,240    12,289       150,000            --     1,465,857     77,504
  Group
Jerry M. Gluck.................  1998   214,000       166,000     4,299        79,448(6)         --            --     33,172
  Secretary and General          1997   214,000       161,000     3,842            --        10,000            --     30,527
  Counsel of Group               1996   214,000       131,000     2,802            --            --            --     26,853
Richard B. Handler.............  1998   250,000     8,135,197    15,963     3,320,061(6)         --            --     78,485
  Executive Vice President       1997   500,000    17,105,403    14,971            --            --            --     82,826
  of Group and Manager           1996   500,000     7,897,172    14,005            --            --            --     84,561
  of the Taxable Fixed Income
  Division of Jefferies
Michael L. Klowden.............  1998   300,000     1,023,000    15,664       826,411(7)         --            --     62,662
  President and Chief            1997   300,000     1,050,750    13,405       650,250        40,000            --     54,239
  Operating Officer              1996   275,000       825,000    11,394       275,000       126,000            --     33,759
  of Group
Clarence T. Schmitz............  1998   275,000       756,750    14,596       294,969(7)         --            --     36,740
  Executive Vice President       1997   275,000       703,500    13,538       234,500        10,000            --     31,273
  and Chief Financial            1996   275,000       693,750     8,767       231,250       106,000            --     22,305
  Officer of Group
Raymond L. Killian, Jr.(8).....  1998   300,000     1,672,477    53,624            --            --            --     54,632
  Chairman, President and        1997   300,000       475,957     5,483            --            --            --     68,294
  Chief Executive Officer        1996   295,184       725,957    11,477            --            --            --     59,981
  of ITGI
Scott P. Mason(9)..............  1998   219,423       956,250    26,708            --            --            --      6,988
  Former President and           1997   296,538       549,557    11,600            --     1,000,000(10)        --      8,216
  Chief Executive Officer        1996   240,580(11)         --       --            --            --            --         --
  of ITGI

---------------
 (1) The amounts shown include cash and non-cash compensation earned by the Named Executive Officers as well as amounts earned but deferred at the election of those Named Executive Officers.

 (2) Each Named Executive Officer participating in the Group CAP Plan was credited with units representing shares of Group's Common Stock ("CSUs") at a price equal to eighty-five percent (85%) of Group's average cost per share of the shares available for distribution in the Group CAP Plan. Group's average cost per share is based upon the average cost of shares repurchased specifically for purposes of the Group CAP Plan and held as treasury shares pending distribution upon settlement of CSUs. During each calendar quarter, each Group CAP Plan participant defers receipt of compensation, part of which is credited to his or her cash account. At the end of the quarter, the cash account is debited by an amount equal to the number of CSUs multiplied by 85% of the average cost per share. During 1998, the amount of the 15% discount on the CSUs with respect to each Named Executive Officer was as follows: Mr. Baxter: $15,848; Mr. Gluck: $4,299; Mr. Handler: $15,963; Mr. Klowden: $15,664; Mr. Schmitz: $14,596.

 (3) The total amounts for 1998 shown in the "All Other Compensation" column include the following:

      a. Group's matching contributions under Group's Section 401(k) plan. During the plan year ended November 30, 1998, Mr. Baxter received $12,650 as Group's matching contribution. Messrs. Gluck, Handler, Klowden, Schmitz and Killian each received $13,800 as Group's matching contributions. Mr. Mason received $2,500 as Group's matching contribution.

      b. Allocation resulting from forfeitures under Group's Employee Stock Ownership Plan ("ESOP"). During the plan year ended November 30, 1998 Messrs. Baxter, Gluck, Handler, Klowden and Schmitz's accounts were each credited with 3,095 shares at an original cost of $10.875 per share, for a total of $34.00 each, as a result of such forfeitures.

      c. Group's matching contributions to Group's Employee Stock Purchase Plan ("ESPP"). During the year ended December 31, 1998, the Named Executive Officers received the following total matching contributions: Mr. Baxter and Mr. Gluck: $5,400; and Mr. Klowden: $18,900; Messrs. Handler, Schmitz, Killian and Mason did not receive matching contributions in fiscal 1997.

      d. Contributions of $2,683 and forfeiture allocations of $1,410 for each Messrs. Baxter, Gluck, Handler, Klowden, Schmitz, Killian and Mason under Group's Profit Sharing Plan.

      e. Dividend equivalents and interest payments to the cash accounts of the Named Executive Officers under the CAP paid at a rate equal to the average percentage rate JEFCO paid on its margin accounts carrying credit balances, as follows: Mr. Baxter: $11,731; Mr. Gluck: $1,751:
         Mr. Handler: $12,357; Mr. Klowden: $4,342; Mr. Schmitz: $3,068; Mr.
         Killian: $6,918; and Mr. Mason: $395.

      f. An amount of "deemed interest" credited to each participant's CAP account. The CAP participants defer a portion of their cash compensation to Profit-Based Deferred Compensation Accounts. The amount of "deemed interest" is determined by multiplying (1) the daily weighted average amount in the CAP participant's Profit-Based Deferred Compensation Account by (2) an interest rate equal to 100% of the fully-diluted earnings per share (if any) of Common Stock for that fiscal year divided by the fair market value of a share at the end of the preceding year. In 1998, the Named Executive Officers received the following amounts of such "deemed interest" under the CAP: Mr. Baxter:
         $47,096; Mr. Gluck: $8,094; Mr. Handler: $48,201; Mr. Klowden: $21,493;
         Mr. Schmitz: $15,745; and Mr. Killian: $29,821. Mr. Mason did not receive any deemed interest in 1998.

 (4) In prior years, incentive compensation which was deferred was considered Long-Term Compensation and reported as "phantom shares" in a "Long-Term Incentive Plan Awards Table" in the year awarded, and as "LTIP Payouts" in the year it became payable. As a result of amendments to Mr. Baxter's Incentive Compensation Plan under Group's Pay-for-Performance Plan, compensation earned in 1998 is being reported as a grant of Restricted Stock. However, compensation previously reported as grants of long-term incentive compensation in 1996 continues to be treated as such; the settlement of phantom shares which constitute such long-term incentive compensation and as to which the risk of forfeiture lapsed in 1998 is reported in the "LTIP Payouts" column for 1998. Under Mr. Baxter's Incentive Compensation Plan for 1998, two-thirds of Mr. Baxter's annual bonus was deferred, one-half of which generally was to become payable on each of December 31, 1999 and December 31, 2000 (the "deferred incentive compensation"). The amount of deferred incentive compensation was calculated by dividing that portion of the 1998 incentive compensation which was deferred ($1,638,082) by the closing price of Group's Common Stock on December 31, 1998 ($49.625), and designating the result (33,009) as "phantom shares" of Group's Common Stock. The amount of the deferred incentive compensation actually paid to Mr. Baxter is determinable as of the time it is to be paid, generally by multiplying (a) the number of phantom shares by (b) the sum of (1) the closing price of Group's Common Stock on the first trading day coincident with or following the close of Group's fiscal year and (2) the amount of dividends, if any, declared on shares of Group's Common Stock during the years of deferral. The total number of phantom shares and shares of restricted stock held by Mr. Baxter on December 31, 1998 (including phantom shares credited in respect of 1998 but excluding phantom shares settled as of that date) was 65,737, with an aggregate value of $3,262,199. In 1999, in connection with the Spin-Off and

     Merger, the Compensation Committee terminated and settled on an accelerated basis 53,016 phantom shares (including the phantom shares credited for 1998) and dividend equivalents relating thereto, with the amount paid for each phantom share equal to the fair market value of a share of Common Stock on the date of settlement.

 (5) Pursuant to Mr. Baxter's Incentive Compensation Plan, a portion of Mr. Baxter's 1996 incentive compensation was converted as of December 31, 1996 ($20.1875) into 29,783 phantom shares which became payable on December 31, 1998, at a closing price of $49.625, together with dividend equivalents totaling $9,679 for a long-term compensation payout of $1,487,660.

 (6) Mr. Gluck's 1998 Restricted Stock Award represents 1,585 shares of restricted stock granted as of January 27, 1999 at a price of $50.125 per share, as a portion of his bonus for 1998. Mr. Handler's 1998 Restricted Stock Award represents 66,903 shares of restricted stock granted as of December 31, 1998 at a price of $49.625 per share, as a portion of his bonus for 1998. These awards entitle the executive to receive dividends on the shares of restricted stock. Mr. Gluck held no shares of restricted stock at December 31, 1998, and Mr. Handler held no shares of restricted stock at that date other than the Restricted Stock Award he received on that date, the aggregate value of which is shown in the table.

 (7) Under Mr. Klowden's and Mr. Schmitz's Incentive Compensation Plans, adopted pursuant to Group's Pay-for-Performance Plan, one fourth of each of Mr. Klowden's and Mr. Schmitz's annual bonus was deferred generally to become payable on December 31, 1999 (the "deferred incentive compensation"). For Mr. Klowden, the portion of the 1998 incentive compensation which has been deferred ($341,000) was converted into 6,872 "phantom shares" based on the closing price of Group's Common Stock on December 31, 1998 ($49.625). For Mr. Schmitz, the portion of the 1998 incentive compensation which has been deferred ($227,250) was converted into 4,579 "phantom shares" based on the closing price of Group's Common Stock on December 31, 1998 ($49.625). The amount of the incentive compensation to be actually paid to Mr. Klowden and Mr. Schmitz is determinable as of the time it is to be paid, generally by multiplying (a) the number of phantom shares by (b) the sum of (1) the closing price of Group's Common Stock on the first trading day coincident with or following the close of Group's fiscal year and (2) the amount of dividends, if any, declared on shares of Group's Common Stock during the years of deferral. Mr. Klowden's and Mr. Schmitz's 1998 Restricted Stock Awards also includes 9,684 and 1,351 shares of restricted stock, respectively, granted to Mr. Klowden and Mr. Schmitz on January 27, 1999 when the price was $50.125 per share for an aggregate of $485,411 and $67,719, respectively, as a portion of their bonuses for 1998. These Restricted Stock Awards vest one year after the date of grant, and entitle the executive to receive dividends on the shares of restricted stock. The total number of phantom shares and shares of restricted stock held by Mr. Klowden and Mr. Schmitz at December 31, 1998 (including phantom shares credited in respect of 1998 but excluding phantom shares settled as of that date and excluding Restricted Stock Awards granted in 1999 in respect of 1998 performance) were 15,353 and 4,579, respectively, with an aggregate value of $761,893 and $227,233, respectively. In 1999, in connection with the Spin-Off and Merger, the Compensation Committee terminated and settled on an accelerated basis the phantom shares credited for 1998 to Mr. Klowden and Mr. Schmitz by converting each phantom share to a cash obligation equal to the fair market value of a share of Common Stock on the date of settlement.

 (8) Mr. Killian served as President and Chief Executive Officer of ITGI from 1994 to 1997 and has served as President and Chief Executive Officer since September 1998.

 (9) Mr. Mason died on September 7, 1998.

(10) Represents grant of ITGI stock options by ITGI.

(11) Represents amounts paid by ITGI to Mr. Mason in his capacity as ITGI's consultant during 1996. No stock options were granted by Group to the Named Executive Officers during 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     BENEFICIAL OWNERSHIP OF GROUP COMMON STOCK BY DIRECTORS, OFFICERS AND
                        PRINCIPAL STOCKHOLDERS OF GROUP

     The following table sets forth certain information regarding beneficial ownership of Group Common Stock by (1) each person known by Group to beneficially own more than 5% of Group's Common Stock, (2) each Director, (3) each Executive Officer named in the Summary Compensation Table and (4) all Directors and Executive Officers as a group. The information set forth below is as of March 1, 1999. Information regarding stockholders other than Directors, Executive Officers and employee benefit plans is based upon information contained in Schedules 13D or 13G filed with the SEC and furnished to Group by such stockholders. The number of shares beneficially owned by each stockholder and the percentage of the outstanding Common Stock those shares represent include shares that may be acquired by that stockholder within 60 days through the exercise of any option, warrant or right. Unless otherwise indicated in a footnote and subject to applicable community property and similar statutes, each person listed as the beneficial owner of the shares possesses sole voting and dispositive power with respect to such shares. The mailing address of the parties listed below is Group's principal business address unless otherwise indicated.

                                                          SHARES OF       PERCENTAGE OF
                                                         COMMON STOCK     COMMON STOCK
                                                         BENEFICIALLY     BENEFICIALLY
         NAME AND ADDRESS OF BENEFICIAL OWNER               OWNED             OWNED
         ------------------------------------            ------------     -------------
Jefferies Group, Inc. Employee Stock Ownership Plan....   2,074,165(1)         8.9%
Tweedy, Browne Company L.P. and Affiliates.............   1,689,744(2)         7.3%
  52 Vanderbilt Ave., 8th Floor
  New York, New York 10017
Frank E. Baxter........................................   1,562,863(3)         6.7%
The Guardian Life Insurance Company Of America
  and Affiliates.......................................   1,182,308(4)         5.1%
  201 Park Avenue South
  New York, New York 10003
Richard B. Handler.....................................     572,263(5)         2.5%
Raymond L. Killian, Jr. ...............................     332,256(6)         1.4%
Michael L. Klowden.....................................     259,542(7)         1.1%
Clarence T. Schmitz....................................     150,130(8)           *
Tracy G. Herrick.......................................      53,503(9)           *
Richard G. Dooley......................................      64,436(10)          *
Frank J. Macchiarola...................................      53,586(11)          *
Jerry M. Gluck.........................................      43,449(12)          *
Sheldon B. Lubar.......................................      10,472(13)          *
All Directors and Executive Officers...................   3,162,681(14)       13.6%

---------------
  * The percentage of shares beneficially owned does not exceed one percent of the class.

 (1) Amounts reported above are based upon information supplied by the ESOP as of December 31, 1998. The terms of the ESOP provide for the voting rights associated with the shares held by the ESOP to be passed through and exercised exclusively by the participants in the ESOP to the extent that such securities are allocated to a participant's account. See "Management of Group and New JEF -- Impact of the Spin-Off on Group's Employee Benefit Plans." Shares held by the ESOP and allocated to the accounts of Directors and Executive Officers are indicated in the ESOP figure referenced above and are also included elsewhere in the table and in the succeeding notes to the table, where appropriate. The ESOP and the Trustee of the ESOP (Wells Fargo Bank) may be deemed to have shared dispositive power over the shares held by the ESOP. The Board of Directors of Group appoints the members of the committee which serves as the Plan Administrator of the ESOP. Messrs. Frank E. Baxter, a Director of Group, Alan D. Browning, an Executive Vice President of JEFCO, and Melvin W. Locke, Jr., Director of Human Resources of Group, presently serve on the committee. These individuals each disclaim beneficial ownership of the shares held by the ESOP except those shares allocated to his ESOP account.

 (2) Tweedy, Browne Company L.P., a Delaware limited partnership ("TBC"), together with TBK Partners, L.P., a Delaware limited partnership ("TBK"), and Vanderbilt Partners L.P., a Delaware limited partnership ("Vanderbilt"), filed a combined statement on Schedule 13D dated and reporting beneficial ownership at February 6, 1997, and as of the date hereof, had not filed an amended Schedule 13D. The holdings for TBC and related entities are therefore based on the 1997 Schedule 13D, as adjusted for the December 1997 Stock Split. As adjusted, TBC reported beneficial ownership of 1,405,860 shares (6.8% of the outstanding class), with sole voting power over 1,211,000 shares and shared dispositive power over all 1,405,860 shares. TBK reported having sole voting and dispositive power over 226,040 shares. Vanderbilt reported having sole voting and dispositive power over 57,844 shares. The aggregate number of shares with respect to which TBC, TBK and Vanderbilt could be deemed to be the beneficial owner is 1,689,744 shares (8.2% of the outstanding class). As of February 6, 1997, the three general partners in Vanderbilt (Christopher H. Browne, William H. Browne, and John D. Spears) were the three general partners of TBC and are also three of the four general partners of TBK (Thomas P. Knapp was also a general partner of TBK, but is not a general partner of TBC or Vanderbilt). The general partners in each of TBC, TBK and Vanderbilt, as the case may be, solely by reason of their positions as such, may be deemed to have shared power to vote and dispose of the shares held by TBC, TBK, and Vanderbilt, respectively.

 (3) Includes 9,026 shares Mr. Baxter holds as custodian for his children's accounts; 34,900 shares held under the ESOP; and 298,008 shares held under the PSP. Participants in the ESOP have sole voting power and no dispositive power over shares allocated to their ESOP accounts. Participants in the PSP have sole voting power and limited dispositive power over shares allocated to their PSP accounts. Mr. Baxter also owns 4,122 shares (less than 1% of the outstanding class) of the common stock of ITGI.

 (4) The Guardian Life Insurance Company of America ("Guardian"), Guardian Investor Services Corporation ("GISC"), The Guardian Park Ave. Fund ("GPAF"), The Guardian Stock Fund, Inc. ("GSF"), The Guardian Park Avenue Small Cap Fund ("GPASCF"), The Guardian Small Cap Stock Fund, Inc. ("GSCSF"), The Guardian Life Insurance Company of America Master Pension Trust ("Guardian MPT"), and The Guardian Employees' Incentive Savings Plan ("GEISP") filed a group Schedule 13G dated February 11, 1998, reporting beneficial ownership at December 31, 1997. The members of the group reported having voting and dispositive power as follows: Guardian reported sole voting and dispositive power over 497,736 shares and shared voting and dispositive power over 132,172 shares; GISC reported shared voting and dispositive power over 552,400 shares; GPAF reported shared voting and dispositive power over 200,000 shares; GSF reported shared voting and dispositive power over 338,000 shares; GPASCF reported shared voting and dispositive power over 8,300 shares; GSCSF reported shared voting and dispositive power over 6,100 shares; Guardian MPT reported shared voting and dispositive power over 52,172 shares; and GEISP reported shared voting and dispositive power over 80,000 shares.

 (5) Includes 10,544 shares held under the ESOP.

 (6) Includes 26,176 shares held under the ESOP, 30,325 shares held under the PSP and 4,920 shares held by members of Mr. Killian's immediate family, as to which he disclaims beneficial ownership. Mr. Killian also owns 564,836 shares (2.9% of the outstanding class) of ITGI common stock, 548,978 of which are subject to immediately exercisable options.

 (7) Includes 40,000 shares subject to immediately exercisable options; and 87 shares held under the ESOP. Mr. Klowden also owns 1,000 shares (less than 1% of the outstanding class) of ITGI common stock.

 (8) Includes 87 shares held under the ESOP, and 3,065 shares under the PSP.

 (9) Includes 18,000 shares subject to immediately exercisable options and 13,048 held by the Tracy G. Herrick, Inc. D.B.P.P. for the benefit of Mr. Herrick as to which Mr. Herrick has shared investment power.

(10) Includes 25,612 shares subject to immediately exercisable options. Mr. Dooley also beneficially owns 22,000 shares (less than 1% of the outstanding class) of ITGI Common Stock, 15,000 of which are subject to immediately exercisable options.

(11) Includes 21,612 shares subject to immediately exercisable options. Mr. Macchiarola also beneficially owns 6,600 shares (less than 1% of the outstanding class) of ITGI Common Stock.

(12) Includes 10,000 shares subject to immediately exercisable options, 20,633 shares held by the Trustee of the ESOP, and 661 shares held by the Trustee of the PSP.

(13) Includes 2,134 shares held by Mr. Lubar's spouse and 5,353 shares subject to immediately exercisable options.

(14) Includes 313,577 shares subject to options, all of which are immediately exercisable, 113,720 shares held under the ESOP for Executive Officers as a group and 334,004 shares held under the PSP for Executive Officers as a group. In addition, all Directors and current Executive Officers as a group beneficially own 598,558 shares (3.2% of the outstanding class) of ITGI Common Stock, 563,978 of which are subject to immediately exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Group has extended credit to certain of its Directors, Officers, employees and stockholders in connection with their purchase of securities on margin. Receivables from its Officers and Directors were $880,310 at December 31, 1998. Such extensions of credit were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

     During 1998, in the ordinary course of business, Group executed securities transactions on behalf of Tweedy, Browne Company L.P., a stockholder of Group beneficially owning in excess of 5% of Group's Common Stock, and received commissions of approximately $85,331.

     During 1998, in the ordinary course of business, the Group's subsidiaries executed securities transactions on behalf of Guardian Life Insurance Company and its affiliates, stockholders of Group beneficially owning in excess of 5% of Group's Common Stock, and received commissions of approximately $992,867.

     During fiscal year 1998, Tracy G. Herrick, a Director of Group, provided Group with certain financial and other consulting services. Mr. Herrick was paid $126,000 for his services.

     Group believes the foregoing transactions were on terms no less favorable to Group than could have been obtained from unaffiliated parties. The Board of Directors has adopted a policy which provides that Group will nor enter into any transactions with its Directors, Officers, or affiliates (not including companies consolidated with it for financial reporting purposes), other than those related to compensation or expense reimbursement and other than those having terms no less favorable to Group than could have been obtained from unaffiliated parties, unless approved by Group's disinterested and independent Directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

                                                                      PAGES
                                                                      -----
(a)1.   FINANCIAL STATEMENTS
        Included in Part II of this report:
        Independent Auditors' Report................................   20
        Consolidated Statements of Financial Condition..............   21
        Consolidated Statements of Earnings.........................   22
        Consolidated Statements of Changes in Stockholders'
        Equity......................................................   23
        Consolidated Statements of Cash Flows.......................   24
        Notes to Consolidated Financial Statements..................   25

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

  (10.13)   Jefferies Group, Inc. United Kingdom Capital Accumulation Plan for Key Employees is
            incorporated by reference to Exhibit 10.13 of Registrant's Form 10-K filed for the fiscal year ended December 31, 1996.
  (10.14)+  Agreement and Plan of Merger, dated as of March 17, 1999, by and between Jefferies Group,
            Inc. ("Group") and Investment Technology Group, Inc. ("ITGI").
  (10.15)+  Distribution Agreement, dated as of March 17, 1999, by and between Group and JEF Holding
            Company, Inc. ("New Jefferies").
  (10.16)+  Tax Sharing and Indemnification Agreement, dated as of March 17, 1999, by and among ITGI,
            Group and New Jefferies.
  (10.17)+  Amended and Restated Tax Sharing Agreement, dated as of March 17, 1999, by and among ITGI,
            Group and New Jefferies.
  (10.18)+  Benefits Agreement, dated as of March 17, 1999, by and between Group and New Jefferies.
  (10.19)+  Fully Disclosed Clearing Agreement, dated as of January 1, 1999, by and between Jefferies &
            Company, Inc. and ITG Inc.
  (10.20)+  Amendment No. 1 dated as of January 1, 1999 to Service Agreement dated March 15, 1994, by and between Jefferies & Company, Inc. and ITG Inc.
  (10.21)+  Execution Agreement, dated as of January 1, 1999, by and between W&D Securities, Inc. and ITG
            Inc.
  (10.22)+  Form of Pre-Closing and Escrow Agreement by and among The Bank of New York, Group, New
            Jefferies and ITGI.
     (21)*  List of Subsidiaries of Registrant.
     (23)*  Consent of KPMG LLP.
     (27)   Financial Data Schedules
   (99.1)*  ITGI's 1998 Year 2000 discussion. An excerpt from ITGI's 1998 10-K.

---------------
* Filed herewith.

+ To be filed as an Exhibit to the registrant's Form S-4 to be filed with the SEC on March 18, 1999.

     Exhibits 10.1 to and including 10.13 are management contracts or compensatory plans or arrangements.

ALL OTHER EXHIBITS ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE.

     (b) The following reports on Form 8-K have been filed by the Registrant during the fourth quarter of 1998.

     On November 6, 1998, the Company filed a Form 8-K updating financial information related to the previously announced plans to separate the Company's 100% owned subsidiary, Jefferies & Company, Inc., and its 80.5% owned subsidiary, Investment Technology Group, Inc., through a proposed spin-off and related transactions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JEFFERIES GROUP, INC.

                                          By  /s/      FRANK E. BAXTER
                                            ------------------------------------
                                                      Frank E. Baxter
                                             Chairman of the Board of Directors

Dated: March 17, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                          NAME                                       TITLE                   DATE
                          ----                                       -----                   ----
  /s/               FRANK E. BAXTER                       Chairman of the Board of      March 17, 1999
--------------------------------------------------------  Directors and Chief
                    Frank E. Baxter                       Executive Officer

  /s/              MICHAEL L. KLOWDEN                     President and Chief           March 17, 1999
--------------------------------------------------------  Operating Officer
                   Michael L. Klowden

  /s/             CLARENCE T. SCHMITZ                     Executive Vice President and  March 17, 1999
--------------------------------------------------------  Chief Financial Officer
                  Clarence T. Schmitz

  /s/              RICHARD G. DOOLEY                      Director                      March 17, 1999
--------------------------------------------------------
                   Richard G. Dooley

  /s/              RICHARD B. HANDLER                     Director                      March 17, 1999
--------------------------------------------------------
                   Richard B. Handler

  /s/               TRACY G. HERRICK                      Director                      March 17, 1999
--------------------------------------------------------
                    Tracy G. Herrick

  /s/               SHELDON B. LUBAR                      Director                      March 17, 1999
--------------------------------------------------------
                    Sheldon B. Lubar

  /s/             FRANK J. MACCHIAROLA                    Director                      March 17, 1999
--------------------------------------------------------
                  Frank J. Macchiarola