Form 10-K/A
period 1998-12-31
JEFFERIES GROUP INC
filed 1999-03-26
CIK 717867

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                          See list on following page.

                           LOCATION OF EXHIBIT INDEX
        The index of exhibits is contained in Part IV herein on page 54.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          Jefferies Group, Inc. hereby amends Item 14(a)3 of its annual report on Form 10-K for 1998 by deleting current Exhibit 3.1 in its entirety and substituting new Exhibit 3.1 as follows:

          (3.1) Amended and Restated Certificate of Incorporation of Jefferies Group, Inc.




                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          JEFFERIES GROUP, INC.


                                          By:   /s/ JERRY M. GLUCK
                                             ---------------------------------
                                                    Jerry M. Gluck
                                                    Secretary


Dated:  March 26, 1999