Form 10-K
period 1999-12-31
JEFFERIES GROUP INC
filed 2000-03-27
CIK 717867

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 1-14947

                             JEFFERIES GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4719745
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)
   11100 SANTA MONICA BOULEVARD, 11TH FLOOR                        90025
           LOS ANGELES, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (310) 445-1199

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                COMMON STOCK, $.0001 PAR VALUE (TITLE OF CLASS)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the common stock held by nonaffiliates of the registrant. $346,932,216 as of March 22, 2000.

     Indicate the number of shares outstanding of the registrant's class of common stock, as of the latest practical date. 24,417,431 shares as of the close of business March 22, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Definitive Proxy Statement with respect to the 2000 Annual Meeting of Stockholders to be held on May 26, 2000.

                           LOCATION OF EXHIBIT INDEX
        THE INDEX OF EXHIBITS IS CONTAINED IN PART IV HEREIN ON PAGE 39.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             JEFFERIES GROUP, INC.

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
                                        PART I

Item  1.  Business..............................................................    1
Item  2.  Properties............................................................    6
Item  3.  Legal Proceedings.....................................................    6
Item  4.  Submission of Matters to a Vote of Security Holders...................    6

                                       PART II

Item  5.  Market for the Registrant's Common Stock and Related Security Holder
          Matters...............................................................    7
Item  6.  Selected Financial Data...............................................    8
Item  7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................    9
Item  8.  Financial Statements and Supplementary Data...........................   13
Item  9.  Disagreements on Accounting and Financial Disclosure..................   39

                                       PART III

Item 10.  Directors and Executive Officers of the Registrant....................   39
Item 11.  Executive Compensation................................................   39
Item 12.  Security Ownership of Certain Beneficial Owners and Management........   39
Item 13.  Certain Relationships and Related Transactions........................   39

                                       PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.....   39

                Exhibit Index located on page 39 of this report.

                                     PART I

ITEM 1. BUSINESS.

     Jefferies Group, Inc. is a holding company which, through its three primary subsidiaries, Jefferies & Company, Inc., Jefferies International Limited and Jefferies Pacific Limited, is engaged as an international investment bank that focuses on capital raising, research, mergers and acquisitions, advisory and restructuring services for small- to medium-sized companies and trading in equity and high yield securities, convertible bonds, options, futures and international securities for institutional clients. The term "Company" refers, unless the context requires otherwise, to Jefferies Group, Inc., its subsidiaries and W & D Securities, Inc. The Company and its various subsidiaries maintain offices in Los Angeles, New York, Short Hills, Jersey City, Chicago, Dallas, Boston, Atlanta, New Orleans, Houston, San Francisco, Stamford, London, Hong Kong, Zurich and Tokyo.

     As of December 31, 1999, the Company and its subsidiaries had 885 full-time employees, including 432 representatives registered with NASD Regulation, Inc. ("NASDR"). The Company's executive offices are located at 11100 Santa Monica Boulevard, Los Angeles, California 90025, and its telephone number is (310) 445-1199.

SEPARATION OF INVESTMENT TECHNOLOGY GROUP, INC. FROM JEFFERIES GROUP, INC.

     The Company was originally incorporated in 1998 as a holding company under the name JEF Holding Company, Inc. At the time of its incorporation, JEF Holding Company, Inc. was a wholly owned subsidiary of a predecessor company also named Jefferies Group, Inc. ("Old Group"). On April 20, 1999, the stockholders of Old Group approved and adopted the Agreement and Plan of Merger (the "Merger Agreement") between Old Group and Old Group's approximately 80.5% owned subsidiary, Investment Technology Group, Inc. ("ITGI"). The Merger Agreement provided for the merger (the "Merger") of ITGI with and into Old Group and for the issuance of shares of the common stock of Old Group to all stockholders of ITGI other than Old Group.

     Prior to the effective date of the Merger, Old Group distributed all of the outstanding common stock of JEF Holding Company, Inc. to Old Group stockholders in a spin-off transaction (the "Spin-Off"). Prior to the Spin-Off, Old Group transferred all of the assets of Old Group, except for the common stock of ITGI, and all of Old Group's liabilities other than liabilities related to ITGI to JEF Holding Company, Inc. (the "Transfer" and, together with the Spin-Off, the "Transactions"). Coincident with the Merger, Old Group, as the surviving corporation in the Merger, changed its name to Investment Technology Group, Inc. and JEF Holding Company, Inc. changed its name to Jefferies Group, Inc.

JEFFERIES & COMPANY, INC.

     Jefferies & Company, Inc. ("JEFCO") was founded in 1962 and is engaged in equity, convertible debt and high yield securities brokerage and trading and corporate finance. JEFCO is one of the leading national firms engaged in the distribution and trading of blocks of equity securities both on the national securities exchanges and in the "third market." The term "third market" refers to transactions in listed equity securities effected away from national securities exchanges. JEFCO's revenues are derived primarily from commission revenues and market making or trading as principal in equity, high yield, convertible securities, options, futures and international securities with or on behalf of institutional investors, with the balance generated by corporate finance and other activities. JEFCO currently provides equity and/or high yield research in the areas of e-commerce; electric utilities; exploration and production; natural gas/energy services providers; oil service; communications technology; enterprise software; internet, media & communications; telecommunications equipment; telecommunications services; home building and real estate; gaming and entertainment; shipping; special situations and financial services.

JEFFERIES INTERNATIONAL LIMITED AND JEFFERIES PACIFIC LIMITED

     Jefferies International Limited ("JIL"), a broker-dealer subsidiary, was incorporated in 1986 in England. JIL is a member of The International Stock Exchange and The Securities and Futures Authority. JIL introduces customers trading in U.S. securities to JEFCO and also trades as a broker-dealer in international equity and convertible securities and American Depositary Receipts ("ADRs"). In 1995, JIL formed a wholly owned Swiss subsidiary, Jefferies (Switzerland) Ltd. In 1996, JIL formed a wholly owned English subsidiary, Jefferies (Japan) Limited, which maintains a branch office in Tokyo.

     Jefferies Pacific Limited ("JPL"), a broker subsidiary, was incorporated in 1992 in Hong Kong. JPL presently introduces foreign customers trading in U.S. securities to JEFCO.

W & D SECURITIES, INC.

     W & D Securities, Inc. ("W & D") primarily provides execution services on the New York Stock Exchange ("NYSE") and other exchanges to Jefferies and others. In order to comply with regulatory requirements of the NYSE that generally prohibit NYSE members and their affiliates from executing, as principal and, in certain cases, as agent, transactions in NYSE-listed securities off the NYSE, the Company gave up its formal legal control of W & D, effective January 1, 1983, by exchanging all of the W & D common stock owned by it for non-voting preferred stock of W & D. The common stock of W & D is presently held by an officer of W & D who has agreed with the Company that, at the option of the Company, he will sell such stock to the Company for nominal consideration. In light of these arrangements and the high proportion of the equity of W & D represented by the non-voting preferred stock held by the Company, W & D is consolidated as a subsidiary of the Company for financial statement purposes.

     On February 23, 2000, the NYSE filed a proposed rule change which if approved by the Securities and Exchange Commission (the "Commission") would rescind the regulatory requirements which prohibit NYSE members and their affiliates from executing as principal and, in certain cases, as agent, transactions in NYSE listed securities off the NYSE. If such regulatory requirements were rescinded the Company could reconsider the above referenced arrangements and could re-acquire its ownership interest in the common stock of W & D. However, the Company has made no determination on such arrangements.

DISCONTINUED OPERATIONS OF ITGI

     On April 27, 1999, Old Group and ITGI consummated the Transactions that resulted in the separation of ITGI from the other Old Group businesses. On April 22, 1999, Old Group transferred all non-ITGI assets and liabilities to JEF Holding Company, Inc., a holding company. Old Group then distributed all of the common stock of JEF Holding Company, Inc. to Old Group stockholders through a tax-free Spin-Off. After the transfers, Old Group's 15 million shares of ITGI became its only asset. The Spin-Off was immediately followed by a tax-free Merger of ITGI with and into Old Group. Following the Merger, Old Group was renamed Investment Technology Group, Inc. and JEF Holding Company, Inc. was renamed Jefferies Group, Inc., the Registrant in this annual report.

     The Transactions were treated for financial reporting purposes as if Old Group had spun-off its entire 80.5% stake in ITGI to Old Group stockholders. Accordingly, since the results of ITGI were previously consolidated with Old Group, all financial information for the periods prior to April 27, 1999 have been restated to reflect the results of ITGI as a discontinued operation. The net assets of ITGI have been segregated for prior periods from the other assets and liabilities of Old Group. For financial reporting purposes, the net assets of ITGI as of April 27, 1999 have been treated as if they were distributed to Old Group stockholders.

COMMISSION BUSINESS

     A substantial portion of the Company's revenues is derived from customer commissions on brokerage transactions in equity (primarily listed) and debt securities for domestic and international investors such as investment advisors, banks, mutual funds, insurance companies and pension and profit sharing plans. Such investors normally purchase and sell securities in block transactions, the execution of which requires special marketing and trading expertise. JEFCO, for example, is one of the leading national firms in the execution of equity block transactions, and believes that its institutional customers are attracted by the quality of its execution (with respect to considerations of quantity, timing and price) and its competitive commission rates, which are negotiated on the basis of market conditions, the size of the particular transaction and other factors. In addition to domestic equity securities, JEFCO executes transactions in high yield securities, domestic and international convertible securities, international equity securities, ADRs, options, preferred stocks, financial futures and other similar products.

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

     Prime Brokerage. JEFCO offers centralized custody and clearance of security trades for professional money managers who require institutional execution, financial services, and stock loan access.

PRINCIPAL TRANSACTIONS

     In the regular course of its business, JEFCO takes securities positions as a market maker to facilitate customer transactions and for investment purposes. In making markets and when trading for its own account, JEFCO exposes its own capital to the risk of fluctuations in market value. Trading profits (or losses) depend primarily upon the skills of the employees engaged in market making and position taking, the amount of capital allocated to positions in securities and the general trend of prices in the securities markets.

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

     Equities. The Equities Division of JEFCO makes markets in over 700 over-the-counter equity and ADR securities, and trades securities for its own account, as well as to accommodate customer transactions. The Equities and International Divisions engage in hedged trading involving securities listed or traded in both domestic and foreign markets.

     High Yield. The High Yield Division of Jefferies trades high grade and non-investment grade public and private debt securities. The Division specializes in trading and making markets in over 400 unrated or less than investment grade corporate debt securities and accounts for these positions at market value. At December 31, 1999, the aggregate long and short market value of these positions was $114.2 million and $15.0 million, respectively. Risk of loss upon default by the borrower is significantly greater with respect to unrated or less than investment grade corporate debt securities than with other corporate debt securities. These securities are generally unsecured and are often subordinated to other creditors of the issuer. These issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. There is a limited market for some of these securities and market quotes are generally available from a small number of dealers.

     Convertible Securities and Warrants. JEFCO also trades domestic and international convertible securities and warrants and assists corporate and institutional clients in identifying attractive investments in these securities and warrants.

     Other Proprietary Trading. JEFCO has investments in partnerships and mutual funds as well as other relationships with independent management firms, which contribute to revenues from principal transactions.

CORPORATE FINANCE

     JEFCO's Corporate Finance Division offers corporations (primarily middle market growth companies) a full range of financial advisory services as well as debt, equity, and convertible financing services. Products include acquisition financing, bridge and senior loan financing, private placements and public offerings of debt and equity securities, debt refinancings, restructuring, merger and acquisition and exclusive sales advice, structured financings and securitizations, consent and waiver solicitations, and company and bondholder representations in corporate restructurings. Investment banking activity involves both economic and regulatory risks. An underwriter may incur losses if it is unable to sell the securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed upon purchase price. In addition, under the Securities Act and other laws and court decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to underwritten offerings. Further, underwriting commitments constitute a charge against net capital and JEFCO's underwriting commitments may be limited by the requirement that it must, at all times, be in compliance with the Uniform Net Capital Rule 15c3-1 of the Commission.

     JEFCO intends to continue to pursue opportunities for its corporate customers, which may require it to finance and/or underwrite the issuance of securities. Under circumstances where JEFCO is required to act as an underwriter or to trade on a proprietary basis with its customers, JEFCO may assume greater risk than would normally be assumed in certain other principal transactions.

INTEREST

     JEFCO derives a substantial portion of its interest revenues, and incurs a substantial portion of its interest expenses, in connection with its securities borrowed/securities loaned activity. JEFCO also earns interest on its securities portfolio, on its operating and segregated balances, on its margin lending activity and on certain of its investments.

     Securities Borrowed/Securities Loaned. In connection with both its trading and brokerage activities, JEFCO borrows securities to cover short sales and to complete transactions in which customers have failed to deliver securities by the required settlement date, and lends securities to other brokers and dealers for similar purposes. JEFCO has an active securities borrowed and lending matched book business ("Matched Book"), in which JEFCO borrows securities from one party and lends them to another party. When JEFCO borrows securities, JEFCO provides cash to the lender as collateral, which is reflected in the Company's financial statements as receivable from brokers and dealers. JEFCO earns interest revenues on this cash collateral. Similarly, when JEFCO lends securities to another party, that party provides cash to JEFCO as collateral, which is reflected in the Company's financial statements as payable to brokers and dealers. JEFCO pays interest expense on the cash collateral received from the party borrowing the securities. A substantial portion of JEFCO's interest revenues and interest expense results from the Matched Book activity.

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

     In addition to monitoring the creditworthiness of its customers, JEFCO also considers the trading liquidity and volatility of the securities it accepts as collateral for its margin loans. Trading liquidity and volatility may be dependent, in part, upon the market on which the security is traded, the number of outstanding shares of the issuer, events affecting the issuer and/or securities markets in general, and whether or not there are any legal restrictions on the sale of the securities. Certain types of securities have historical trading patterns, which may assist JEFCO in making its evaluation. Historical trading patterns, however, may not be good indicators over relatively short time periods or in markets which are affected by unusual or unexpected developments. JEFCO considers all of these factors at the time it agrees to extend credit to customers and continues to review its extensions of credit on an ongoing basis.

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

     As registered broker-dealers, JEFCO and W & D are required by law to belong to the Securities Investor Protection Corporation ("SIPC"). In the event of a member's insolvency, the SIPC fund provides protection for customer accounts up to $500,000 per customer, with a limitation of $100,000 on claims for cash balances.

     Net Capital Requirements. Every U.S. registered broker-dealer doing business with the public is subject to the Commission's Uniform Net Capital Rule (the "Rule"), which specifies minimum net capital requirements. Jefferies Group, Inc. is not a registered broker-dealer and is therefore not subject to the Rule; however, its United States broker-dealer subsidiaries are subject thereto.

     The Rule provides that a broker-dealer doing business with the public shall not permit its aggregate indebtedness to exceed 15 times its adjusted net capital (the "basic method") or, alternatively, that it not permit its adjusted net capital to be less than 2% of its aggregate debit balances (primarily receivables from customers and broker-dealers) computed in accordance with such Rule (the "alternative method"). JEFCO and W & D use the alternative method of calculation.

     Compliance with applicable net capital rules could limit operations of JEFCO, such as underwriting and trading activities, that require use of significant amounts of capital, and may also restrict loans, advances, dividends and other payments by JEFCO or W & D to the Company. As of December 31, 1999, JEFCO's and W & D's net capital was $145.7 million and $2.3 million, respectively, which exceeded minimum net capital requirements by $139.2 million and $2.0 million, respectively. See note 15 of Notes to Consolidated Financial Statements.

RISK MANAGEMENT

     As an international investment bank, risk is an inherent part of the Company's business. Global markets, by their nature, are prone to uncertainty and subject participants to a variety of risks. The Company has developed policies and procedures to identify, measure and monitor each of the risks involved in its trading, brokerage and corporate finance activities on an international basis. Risk management is considered to be of paramount importance. The Company devotes significant resources across all of its worldwide trading operations to the measurement, management and analysis of risk, including investments in personnel, information technology infrastructure and systems.

ITEM 2. PROPERTIES.

     The Company maintains sales offices in Los Angeles, New York, Short Hills, Chicago, Dallas, Boston, Atlanta, New Orleans, Houston, San Francisco, Stamford, London, Hong Kong, Zurich and Tokyo. In addition, the Company maintains operations offices in Los Angeles and Jersey City. The Company leases all of its office space which management believes is adequate for its business. For information concerning leasehold improvements and rental expense, see notes 1, 6 and 12 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS.

     The Company's Common Stock began trading on the NYSE on March 15, 1996, under the symbol JEF. Previously, the Common Stock traded in the Nasdaq National Market System under the symbol JEFG. The following table sets forth for the periods indicated, the range of high and low prices per share for the Common Stock as reported by the NYSE. Stock prices prior to April 27, 1999 are not presented, due to the nature and extent of the spin-off of ITGI and the related ITGI special dividend and their effect on the comparability of the Company's stock price.

                                                              HIGH      LOW
                                                             ------    ------
1999
  Second Quarter...........................................  $27.63    $22.00
  Third Quarter............................................   30.38     20.13
  Fourth Quarter...........................................   23.94     18.50

     There were approximately 367 holders of record of the Company's Common Stock at December 31, 1999.

     In 1988, the Company instituted a policy of paying regular quarterly cash dividends. There are no restrictions on the Company's present ability to pay dividends on Common Stock, other than the applicable provisions of the Delaware General Corporation Law.

     Dividends per Common Share (declared and paid):

                                            FIRST     SECOND      THIRD     FOURTH
                                           QUARTER    QUARTER    QUARTER    QUARTER
                                           -------    -------    -------    -------
1999.....................................   $.05       $.05       $.05       $.05
1998.....................................   $.05       $.05       $.05       $.05

ITEM 6. SELECTED FINANCIAL DATA.

     The selected data presented below as of and for each of the years in the five-year period ended December 31, 1999, are derived from the consolidated financial statements of Jefferies Group, Inc. and its subsidiaries, which financial statements have been audited by KPMG LLP, independent auditors. Such data should be read in connection with the consolidated financial statements contained on pages 14 through 38. Certain reclassifications have been made to the prior period amounts to conform to the current period's presentation.

                                                                       YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------------
                                                       1999         1998         1997         1996         1995
                                                    ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
EARNINGS STATEMENT DATA
Revenues:
Commissions.......................................  $  202,803   $  190,870   $  148,940   $  113,512   $   95,892
  Principal transactions..........................     232,239      177,189      179,081      145,207       98,629
  Corporate finance...............................      80,749      126,651      228,640       97,870       72,003
  Interest........................................     115,425       91,024       70,656       47,443       65,784
  Other...........................................       8,931        4,881        3,525        2,991        1,974
                                                    ----------   ----------   ----------   ----------   ----------
    Total revenues................................     640,147      590,615      630,842      407,023      334,282
Interest expense..................................      96,496       75,153       61,314       37,840       54,343
                                                    ----------   ----------   ----------   ----------   ----------
Revenues, net of interest expense.................     543,651      515,462      569,528      369,183      279,939
                                                    ----------   ----------   ----------   ----------   ----------
Non-interest expenses:
  Compensation and benefits.......................     329,769      321,943      373,619      234,446      175,101
  Floor brokerage and clearing fees...............      33,815       32,425       26,754       21,606       15,874
  Communications..................................      42,427       47,210       40,305       24,474       18,762
  Occupancy and equipment rental..................      16,003       14,036       15,701       13,003       13,047
  Travel and promotional..........................      16,676       17,710       15,300       10,703        7,770
  Other...........................................      20,866       22,945       29,159       22,765       21,035
                                                    ----------   ----------   ----------   ----------   ----------
    Total non-interest expenses...................     459,556      456,269      500,838      326,997      251,589
                                                    ----------   ----------   ----------   ----------   ----------
Earnings before income taxes......................      84,095       59,193       68,690       42,186       28,350
Income taxes......................................      35,256       22,992       27,334       17,772       11,928
                                                    ----------   ----------   ----------   ----------   ----------
Earnings from continuing operations...............      48,839       36,201       41,356       24,414       16,422
Discontinued operations of ITGI, net of tax.......      12,888       33,481       22,211       19,146       12,107
                                                    ----------   ----------   ----------   ----------   ----------
  Net earnings....................................  $   61,727   $   69,682   $   63,567   $   43,560   $   28,529
                                                    ==========   ==========   ==========   ==========   ==========
Earnings per share of Common Stock:
  Basic:
    Continuing operations.........................  $     2.05   $     1.62   $     1.92   $     1.06   $     0.71
    Discontinued operations of ITGI, net of tax...        0.55         1.50         1.03         0.84         0.52
                                                    ----------   ----------   ----------   ----------   ----------
    Net earnings..................................  $     2.60   $     3.12   $     2.95   $     1.90   $     1.23
                                                    ==========   ==========   ==========   ==========   ==========
  Diluted:
    Continuing operations.........................  $     2.04   $     1.58   $     1.85   $     1.04   $     0.69
    Discontinued operations of ITGI, net of tax...        0.51         1.38         0.95         0.80         0.50
                                                    ----------   ----------   ----------   ----------   ----------
    Net earnings..................................  $     2.55   $     2.96   $     2.80   $     1.84   $     1.19
                                                    ==========   ==========   ==========   ==========   ==========
Weighted average shares of Common Stock:
  Basic...........................................      23,778       22,346       21,552       22,980       23,270
  Diluted.........................................      23,992       22,954       22,349       23,410       23,922
Cash dividends per common share...................  $    0.200   $    0.200   $    0.125   $    0.087   $    0.050
SELECTED BALANCE SHEET DATA
Total assets......................................  $2,896,252   $2,617,864   $2,058,106   $1,533,906   $1,519,949
Long-term debt....................................  $  149,485   $  149,387   $  149,290   $   52,987   $   56,322
Total stockholders' equity........................  $  396,577   $  334,775   $  242,756   $  195,445   $  186,261
Book value per share of Common Stock..............  $    16.52   $    15.77   $    11.97   $     9.43   $     8.28
Shares outstanding................................      24,000       21,230       20,286       20,726       22,514

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's principal activities, securities brokerage and the trading of and market making in securities, are highly competitive.

     Total assets increased $278.4 million from $2,617.9 million at December 31, 1998 to $2,896.3 million at December 31, 1999. The increase is mostly due to a $275.7 million increase in securities owned and a $132.9 million increase in receivable from customers, officer and directors, partially offset by a $108.3 million reduction in investment in discontinued operations of ITGI.

     Total liabilities increased $216.6 million from $2,283.1 million at December 31, 1998 to $2,499.7 million at December 31, 1999. The increase is largely due to a $147.1 million increase in securities sold, not yet purchased.

     The earnings of the Company are subject to wide fluctuations since many factors over which the Company has little or no control, particularly the overall volume of trading and the volatility and general level of market prices, may significantly affect its operations. The following provides a summary of revenues by source for the past three years.

                                                                     YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------------------
                                                       1999                    1998                    1997
                                               --------------------    --------------------    --------------------
                                                             % OF                    % OF                    % OF
                                                            TOTAL                   TOTAL                   TOTAL
                                                AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                                               --------    --------    --------    --------    --------    --------
                                                                      (DOLLARS IN THOUSANDS)
Commissions and principal transactions:
  Equities Division..........................  $282,711       44%      $261,664       44%      $206,430       33%
  International Division.....................    62,604       10         50,889        9         56,525        9
  High Yield Division........................    45,346        7         40,071        7         34,714        6
  Convertible Division.......................    19,367        3         13,011        2          9,336        1
  Other Proprietary Trading..................    25,014        4          2,424       --         21,016        3
                                               --------      ---       --------      ---       --------      ---
          Total..............................   435,042       68        368,059       62        328,021       52
                                               --------      ---       --------      ---       --------      ---
Corporate Finance............................    80,749       13        126,651       22        228,640       36
Interest.....................................   115,425       18         91,024       15         70,656       11
Other........................................     8,931        1          4,881        1          3,525        1
                                               --------      ---       --------      ---       --------      ---
          Total revenues.....................  $640,147      100%      $590,615      100%      $630,842      100%
                                               ========      ===       ========      ===       ========      ===

1999 COMPARED TO 1998

     Revenues, net of interest expense, increased $28.2 million, or 5%, in 1999 as compared to 1998. The increase was due to a $55.1 million, or 31%, increase in principal transactions, an $11.9 million, or 6%, increase in commissions, a $4.1 million increase in other revenues and a $3.1 million, or 19% increase in net interest income (interest income less interest expense), partially offset by a $45.9 million, or 36%, decrease in corporate finance. Commission revenues increased, led by the Equities and Convertible Divisions. Revenues from principal transactions increased primarily due to increase trading gains in other proprietary trading (mostly investments in clients or funds of clients), the Equities Division and International Division. Corporate finance revenues declined due to the currently difficult environment for underwritings. Net interest income increased mostly due to interest from investments.

     Total non-interest expenses increased $3.3 million, or 1%, in 1999 as compared to 1998. Compensation and benefits increased $7.8 million, or 2%, mostly due to an increase in incentive based compensation accruals. Communications decreased $4.8 million, or 10%, primarily due to a reduction in Y2K costs. Other expense decreased $2.1 million, or 9%, mostly due to reductions in printing and postage/courier expense. Occupancy and equipment rental increased $2.0 million, or 14%, due mostly to office space relocation expenses. Floor brokerage and clearing fees increased $1.4 million, or 4%, mostly due to increased volume of business executed on the various exchanges. Travel and promotional expense decreased $1.0 million, or 6%, largely due to a reduction in airfare and hotel rates paid by the Company. The reduction is mostly due to new negotiated agreements with service providers.

     As a result of the above, earnings before income taxes and discontinued operations were up $24.9 million, or 42%. The effective tax rate was approximately 41.9% in 1999 and approximately 38.8% in 1998. The increase in the tax rate is mostly due to the favorable impact on the 1998 tax rate of a reversal of deferred taxes. The net effect of the increase in earnings before income taxes and the increase in effective tax rate was that earnings from continuing operations were up 35% to $48.8 million, compared to $36.2 million for the prior year.

     Earnings from discontinued operations of ITGI, net of income taxes, were down $20.6 million, or 62%, mostly due to the cessation of ITGI as a subsidiary of the Company in April 1999.

     Basic earnings from continuing operations per share were $2.05 in 1999 on
23.8 million shares compared to $1.62 in 1998 on 22.3 million shares. Diluted earnings from continuing operations per share were $2.04 in 1999 on 24.0 million shares compared to $1.58 in 1998 on 23.0 million shares.

     Basic net earnings per share were $2.60 in 1999 on 23.8 million shares compared to $3.12 in 1998 on 22.3 million shares. Diluted earnings from continuing operations per share were $2.55 in 1999 on 24.0 million shares compared to $2.96 in 1998 on 23.0 million shares.

1998 COMPARED TO 1997

     Revenues, net of interest expense, decreased $54.1 million, or 9%, in 1998 as compared to 1997. The decrease was due to a $102.0 million, or 45%, decrease in corporate finance, partially offset by a $41.9 million, or 28%, increase in commissions. Commission revenues increased mostly due to the Equities Division. Revenues from principal transactions decreased $1.9 million, or 1%, primarily due to reduced trading gains in other investments. Corporate finance revenues declined due to the difficult environment for underwritings during 1998. Net interest income increased by $6.5 million mostly due to an excess of securities borrowed interest income over securities loaned interest expense.

     Total non-interest expenses decreased $44.6 million, or 9%, in 1998 as compared to 1997. Compensation and benefits decreased $51.7 million, or 14%, primarily due to a $65.6 million decrease in performance-based compensation, partially offset by an $8.1 million increase in salaries, a $4.4 million increase in payroll taxes and employee benefits and a $2.0 million increase in sales commissions. Other expense decreased $6.2 million, or 21%, largely due to lower provisions and litigation expenses. Communications increased $6.9 million, or 17%, primarily due to increased Y2K costs. Floor brokerage and clearing fees increased $5.7 million, or 21%, mostly due to increased volume of business executed on the various exchanges. Travel and promotional expense increased $2.4 million, or 16%, mostly due to increased business travel. Occupancy and equipment rental decreased $1.7 million, or 11%, mostly due to a reduction in office move related expenses.

     As a result of the above, earnings from continuing operations before income taxes were down $5.2 million, or 12%.

     The discontinued operations of ITGI increased $11.3 million, or 51%, in 1998 as compared to 1997.

     Net earnings were up 10% to $69.7 million, as compared to $63.6 million in 1997. The effective tax rate on earnings from continuing operations was approximately 38.8% in 1998 compared to approximately 39.8% in 1997. The reduction in the effective tax rate was due largely to a reduction in the effective state tax rate.

     Basic earnings from continuing operations per share were $1.62 in 1998 on
22.3 million shares compared to $1.92 in 1997 on 21.6 million shares. Diluted earnings from continuing operations per share were $1.58 in 1998 on 23.0 million shares compared to $1.85 in 1997 on 22.3 million shares.

     Basic net earnings per share were $3.12 in 1998 on 22.3 million shares compared to $2.95 in 1997 on 21.6 million shares. Diluted net earnings per share were $2.96 in 1998 on 23.0 million shares compared to $2.80 in 1997 on 22.3 million shares.

LIQUIDITY AND CAPITAL RESOURCES

     A substantial portion of the Company's assets are liquid, consisting of cash or assets readily convertible into cash. The majority of securities positions (both long and short) in the Company's trading accounts are readily marketable and actively traded. Receivables from brokers and dealers are primarily current open transactions or securities borrowed transactions, which can be settled or closed out within a few days. Receivables from customers, officers and directors include margin balances and amounts due on uncompleted transactions. Most of the Company's receivables are secured by marketable securities.

     The Company's assets are funded by equity capital, senior debt, subordinated debt, securities loaned, customer free credit balances, bank loans and other payables. Bank loans represent secured and unsecured short-term borrowings (usually overnight) which are generally payable on demand. Secured bank loans are collateralized by a combination of customer, non-customer and firm securities. The Company has always been able to obtain necessary short-term borrowings in the past and believes that it will continue to be able to do so in the future. Additionally, the Company has letters of credit outstanding, which are used in the normal course of business to satisfy various collateral requirements in lieu of depositing cash or securities.

     JEFCO and W & D are subject to the net capital requirements of the Commission and other regulators, which are designed to measure the general financial soundness and liquidity of broker-dealers. JEFCO and W & D have consistently operated in excess of the minimum requirements. As of December 31, 1999, JEFCO's and W & D's net capital was $145.7 million and $2.3 million, respectively, which exceeded minimum net capital requirements by $139.2 million and $2.0 million, respectively. JEFCO and W & D use the alternative method of calculating their regulatory net capital.

     During 1999, JEFCO obtained an NASDR-approved $120 million revolving credit facility to be used in connection with underwriting activities.

MARKET RISK

     The Company adopted SEC Release No. 33-7386, issued in 1997, which requires qualitative disclosures of market risk exposure and quantitative disclosures of the magnitude of market risk.

     The Company maintains equity securities inventories in exchange-listed, Nasdaq and private securities on both a long and short basis. The fair value of these securities at December 31, 1999, was $163 million in long positions and $166 million in short positions. The potential loss in fair value, using a hypothetical 10% decline in prices, is estimated to be approximately $300,000 due to the offset of losses in long positions with gains in short positions. In addition, the Company generally enters into exchange-traded option and index futures contracts to hedge against potential losses in inventory positions, thus reducing this potential loss exposure. This hypothetical 10% decline in prices would not be material to the Company's financial position, results of operations or cash flows.

     The Company also invests in money market funds, high-yield, corporate and U.S. Government agency debt and mutual bond funds. Money market funds do not have maturity dates and do not present a material market risk. The fair value of the Company's high yield, corporate and U.S. Government agency debt at December 31, 1999 was $211 million in long positions and $19 million in short positions. Mutual bond funds also do not have maturity dates; the Company's position in such funds totalled $23 million at December 31, 1999. The potential loss in fair value of the high-yield, corporate and U.S. Government agency debt and the mutual bond funds, using a hypothetical 5% decline in value, is estimated to be approximately $11 million due to the offset of losses in long positions with gains in short positions. This hypothetical 5% decline in value would not be material to the Company's financial position, results of operations or cash flows.

     At December 31, 1999, the Company had $150 million aggregate principal amount of Senior Notes outstanding, with fixed interest rates. The Company has no cash flow exposure regarding these Notes due to the fixed rate of interest.

     The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, exchange rates and stock price movements (in thousands of dollars.) For debt obligations and reverse repurchase agreements, the table presents principal cash flows with expected maturity dates. For foreign exchange forward contracts, index futures contracts and option contracts, the table presents notional amounts with expected maturity dates.

                                           EXPECTED MATURITY DATE
                                           -----------------------
                                             2000      AFTER 2004      TOTAL      FAIR VALUE
                                           --------    -----------    --------    ----------
INTEREST RATE SENSITIVITY
8.875% Senior Notes......................               $ 50,000      $ 50,000     $49,000
7.5% Senior Notes........................               $100,000      $100,000     $90,000
Reverse repurchase agreements, weighted
  average interest rate of 4.40%.........  $ 2,370                    $  2,370     $ 2,370
Repurchase agreements, weighted average
  interest rate of 2.62%.................  $31,685                    $ 31,685     $31,685
EXCHANGE RATE SENSITIVITY
Foreign exchange forward contracts
  Purchase...............................  $ 4,089                    $  4,089     $ 4,089
  Sale...................................  $ 5,588                    $  5,588     $ 5,588
STOCK PRICE SENSITIVITY
Index futures contracts
  Sale...................................  $ 1,792                    $  1,792     $   (63)
Option contracts
  Purchase...............................  $18,260                    $ 18,260     $ 3,047
  Sale...................................  $ 7,953                    $  7,953     $   676

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

NEW ACCOUNTING STANDARD ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company.

THE YEAR 2000 PROJECT

     The Year 2000 preparedness effort by the Company and its subsidiaries began in late 1997 and early 1998 and continued throughout 1998 and 1999. The Company has now completed the transition to the Year 2000 without any material exceptions in its mission critical systems and does not expect to encounter any significant Year 2000 issues in the future. As of December 31, 1999, the Company had spent approximately $14.4 million, of which $3.8 million were incurred during 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements of Jefferies Group, Inc.
  and Subsidiaries Independent Auditors' Report.............   14
Consolidated Statements of Financial Condition as of
  December 31, 1999 and 1998................................   15
Consolidated Statements of Earnings for the Three Years
  Ended December 31, 1999...................................   16
Consolidated Statements of Changes in Stockholders' Equity
  for the Three Years Ended December 31, 1999...............   17
Consolidated Statements of Cash Flows for the Three Years
  Ended December 31, 1999...................................   18
Notes to Consolidated Financial Statements..................   19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  JEFFERIES GROUP, INC.:

     We have audited the accompanying consolidated statements of financial condition of Jefferies Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jefferies Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Los Angeles, California
January 18, 2000

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 1999          1998
                                                              ----------    ----------
                                        ASSETS
Cash and cash equivalents...................................  $   77,197    $   55,581
Cash and securities segregated and on deposit for regulatory purposes or deposited with clearing and depository
  organizations.............................................      18,317        62,518
Receivable from brokers and dealers.........................   1,965,469     2,018,090
Receivable from customers, officers and directors...........     226,449        93,526
Securities owned............................................     376,506       100,797
Investments.................................................     119,100        93,463
Investment in discontinued operations of ITGI...............          --       108,333
Premises and equipment......................................      39,117        20,524
Other assets................................................      74,097        65,032
                                                              ----------    ----------
                                                              $2,896,252    $2,617,864
                                                              ==========    ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Bank loans..................................................  $       --    $   21,000
Payable to brokers and dealers..............................   1,663,955     1,602,906
Payable to customers........................................     271,811       226,774
Securities sold, not yet purchased..........................     186,420        39,365
Accrued expenses and other liabilities......................     228,004       243,657
                                                              ----------    ----------
                                                               2,350,190     2,133,702
Long-term debt..............................................     149,485       149,387
                                                              ----------    ----------
                                                               2,499,675     2,283,089
                                                              ----------    ----------
Stockholders' equity:
  Preferred stock, $.0001 par value. Authorized 10,000,000
     shares; none issued....................................          --            --
  Common stock, $.0001 par value. Authorized 100,000,000
     shares; issued 24,027,899 shares in 1999 and 23,368,268
     shares in 1998. .......................................           2           234
  Additional paid-in capital................................      62,367        28,943
  Retained earnings.........................................     334,742       344,441
  Less:
  Treasury stock, at cost; 28,012 shares in 1999 and
     2,138,238 shares
     in 1998................................................        (587)      (37,125)
  Accumulated other comprehensive income (loss):
     Currency translation adjustments.......................         236           (49)
     Additional minimum pension liability adjustment........        (183)       (1,669)
                                                              ----------    ----------
  Total accumulated other comprehensive income (loss).......          53        (1,718)
                                                              ----------    ----------
     Net stockholders' equity...............................     396,577       334,775
                                                              ----------    ----------
                                                              $2,896,252    $2,617,864
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                      THREE YEARS ENDED DECEMBER 31, 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1999        1998        1997
                                                             --------    --------    --------
REVENUES:
  Commissions..............................................  $202,803    $190,870    $148,940
  Principal transactions...................................   232,239     177,189     179,081
  Corporate finance........................................    80,749     126,651     228,640
  Interest.................................................   115,425      91,024      70,656
  Other....................................................     8,931       4,881       3,525
                                                             --------    --------    --------
     Total revenues........................................   640,147     590,615     630,842
Interest expense...........................................    96,496      75,153      61,314
                                                             --------    --------    --------
     Revenues, net of interest expense.....................   543,651     515,462     569,528
                                                             --------    --------    --------
NON-INTEREST EXPENSES:
  Compensation and benefits................................   329,769     321,943     373,619
  Floor brokerage and clearing fees........................    33,815      32,425      26,754
  Communications...........................................    42,427      47,210      40,305
  Occupancy and equipment rental...........................    16,003      14,036      15,701
  Travel and promotional...................................    16,676      17,710      15,300
  Other....................................................    20,866      22,945      29,159
                                                             --------    --------    --------
     Total non-interest expenses...........................   459,556     456,269     500,838
                                                             --------    --------    --------
Earnings before income taxes...............................    84,095      59,193      68,690
Income taxes...............................................    35,256      22,992      27,334
                                                             --------    --------    --------
Earnings from continuing operations........................    48,839      36,201      41,356
Discontinued operations of ITGI, net of tax................    12,888      33,481      22,211
                                                             --------    --------    --------
Net earnings...............................................  $ 61,727    $ 69,682    $ 63,567
                                                             ========    ========    ========
EARNINGS PER SHARE:
  Basic:
  Continuing operations....................................  $   2.05    $   1.62    $   1.92
  Discontinued operations of ITGI, net of tax..............      0.55        1.50        1.03
                                                             --------    --------    --------
  Net earnings.............................................  $   2.60    $   3.12    $   2.95
                                                             ========    ========    ========
  Diluted:
  Continuing operations....................................  $   2.04    $   1.58    $   1.85
  Discontinued operations of ITGI, net of tax..............      0.51        1.38        0.95
                                                             --------    --------    --------
  Net earnings.............................................  $   2.55    $   2.96    $   2.80
                                                             ========    ========    ========
WEIGHTED AVERAGE SHARES OF COMMON STOCK:
  Basic....................................................    23,778      22,346      21,552
  Diluted..................................................    23,992      22,954      22,349

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                ADDITIONAL                          COMPREHENSIVE        NET
                                                       COMMON    PAID-IN     RETAINED   TREASURY       INCOME       STOCKHOLDERS'
                                                       STOCK     CAPITAL     EARNINGS     STOCK        (LOSS)          EQUITY
                                                       ------   ----------   --------   ---------   -------------   -------------
Balance, December 31, 1996...........................  $ 188     $62,569     $232,741   $ (99,404)     $  (649)       $195,445
Exercise of stock options, including tax benefits
  (240,028 shares)...................................      2       3,431           --          --           --           3,433
Purchase of 1,063,026 shares of treasury stock.......     --          --           --     (23,584)          --         (23,584)
Issuance of common stock (41,052 shares).............     --         879           --           3           --             882
Issuance of restricted stock, including tax benefits
  and additional vesting (198,888 shares)............     --       3,666           --          --           --           3,666
Capital Accumulation Plan distributions, including
  tax benefits (143,228 shares)......................     --         508           --       1,289           --           1,797
Retirement of treasury shares (15,600,000 shares)....    (78)    (70,902)     (23,762)     94,742           --              --
Net decrease in proportionate share of subsidiary's
  equity.............................................     --          --        1,558          --           --           1,558
Comprehensive income:
  Net earnings.......................................     --          --       63,567          --           --          63,567
  Other comprehensive income (loss), net of tax:
  Currency translation adjustment....................     --          --           --          --         (526)           (526)
  Additional minimum pension liability adjustment....     --          --           --          --         (967)           (967)
                                                                                                       -------        --------
  Other comprehensive income (loss)..................                                                   (1,493)         (1,493)
                                                                                                                      --------
Comprehensive income.................................                                                                   62,074
Dividends paid ($.125 per share).....................     --          --       (2,515)         --           --          (2,515)
Two-for-one stock split..............................    112        (112)          --          --           --              --
                                                       -----     -------     --------   ---------      -------        --------
Balance, December 31, 1997...........................    224          39      271,589     (26,954)      (2,142)        242,756
Exercise of stock options, including tax benefits
  (737,125 shares)...................................      7      15,144           --          --           --          15,151
Purchase of 334,234 shares of treasury stock.........     --          --           --     (13,815)          --         (13,815)
Issuance of common stock (53,286 shares).............      1       2,180           --          --           --           2,181
Issuance of restricted stock, including tax benefits
  and additional vesting (182,095 shares)............      2       8,170           --         (22)          --           8,150
Capital Accumulation Plan distributions, including
  tax benefits (305,690 shares)......................     --       3,410           --       3,666           --           7,076
Net decrease in proportionate share of subsidiary's
  equity.............................................     --          --        7,337          --           --           7,337
Comprehensive income:
  Net earnings.......................................     --          --       69,682          --           --          69,682
  Other comprehensive income (loss), net of tax:
  Currency translation adjustment....................     --          --           --          --          573             573
  Additional minimum pension liability adjustment....     --          --           --          --         (149)           (149)
                                                                                                       -------        --------
  Other comprehensive income (loss)..................                                                      424             424
                                                                                                                      --------
Comprehensive income.................................                                                                   70,106
Dividends paid ($.20 per share)......................     --          --       (4,167)         --           --          (4,167)
                                                       -----     -------     --------   ---------      -------        --------
Balance, December 31, 1998...........................  $ 234     $28,943     $344,441   $ (37,125)     $(1,718)       $334,775
Exercise of stock options, including tax benefits
  (1,108,880 shares).................................     10      28,957           --          --           --          28,967
Purchase of 375,601 shares of treasury stock.........     --          --           --     (17,587)          --         (17,587)
Issuance of restricted stock, net of forfeitures,
  including tax benefits and additional vesting
  (324,029 shares)...................................      3       9,862           --          --           --           9,865
Capital Accumulation Plan distributions, including
  tax benefits (1,712,549 shares)....................     --      24,335           --      30,737           --          55,072
Change in proportionate share of subsidiary's equity
  related to stock issuances/purchases at the
  subsidiary.........................................     --          --        1,121          --           --           1,121
Spin-off of ITGI, net of $60,000 cash dividend.......   (245)    (23,143)     (67,806)     23,388           --         (67,806)
Employee stock ownership plan........................     --      (6,587)          --          --           --          (6,587)
Comprehensive income:
  Net earnings.......................................     --          --       61,727          --           --          61,727
  Other comprehensive income (loss), net of tax:
  Currency translation adjustment....................     --          --           --          --          285             285
  Additional minimum pension liability adjustment....     --          --           --          --        1,486           1,486
                                                                                                       -------        --------
  Other comprehensive income (loss)..................                                                    1,771           1,771
                                                                                                                      --------
Comprehensive income.................................                                                                   63,498
Dividends paid ($.20 per share)......................     --          --       (4,741)         --           --          (4,741)
                                                       -----     -------     --------   ---------      -------        --------
Balance, December 31, 1999...........................  $   2     $62,367     $334,742   $    (587)     $    53        $396,577
                                                       =====     =======     ========   =========      =======        ========

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)

                                                                1999         1998         1997
                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net earnings..............................................  $  61,727    $  69,682    $  63,567
                                                              ---------    ---------    ---------
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................      9,181       10,027        9,862
    Deferred income taxes...................................     24,537       (5,285)      (8,710)
    (Increase) decrease in cash and securities segregated...     44,201      (31,541)      (1,870)
    (Increase) decrease in receivables:
      Brokers and dealers...................................     52,621     (748,426)    (304,039)
      Customers, officers and directors.....................   (132,923)      72,758      (52,412)
    (Increase) decrease in securities owned.................   (275,709)     144,258      (52,093)
    (Increase) decrease in investments......................    (25,637)      41,373      (91,577)
    (Increase) decrease in investment in discontinued
      operations of ITGI....................................     40,527      (43,276)     (24,268)
    Increase in other assets................................     (9,065)        (535)      (9,087)
    Increase (decrease) in payables:
      Brokers and dealers...................................     61,049      621,201      175,992
      Customers.............................................     45,037       24,519       31,871
    Increase in securities sold, not yet purchased..........    147,055     (149,335)      65,611
    Increase in accrued expenses and other liabilities......     16,368      (37,531)     116,652
                                                              ---------    ---------    ---------
      Net cash provided by (used in) operating activities...     58,969      (32,111)     (80,501)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Net proceeds from (payments on) bank loans................    (21,000)      21,000           --
  Issuance of long term debt................................         --           --       99,722
  Net payments on:
    Repurchase of treasury stock............................    (17,587)     (13,815)     (23,584)
    Redemption of 8 7/8% Subordinated Notes, due 1997.......         --           --       (3,576)
    Dividends paid..........................................     (4,741)      (4,167)      (2,515)
  Proceeds from exercise of stock options...................     28,967       15,151        3,433
  Net decrease (increase) in proportionate share of
    subsidiary's equity.....................................      1,121        7,337        1,558
  Employee Stock Ownership Plan.............................     (6,587)          --           --
  Issuance of restricted shares.............................      9,865        8,150        3,666
  Issuance of common shares.................................         --        2,181          882
                                                              ---------    ---------    ---------
      Net cash provided by financing activities.............     (9,962)      35,837       79,586
                                                              ---------    ---------    ---------
Cash flows from investing activities -- purchase of premises
  and equipment.............................................    (27,676)      (6,943)     (10,521)
                                                              ---------    ---------    ---------
Effect of currency translation on cash......................        285          573         (526)
                                                              ---------    ---------    ---------
      Net (decrease) increase in cash and cash
        equivalents.........................................     21,616       (2,644)     (11,962)
Cash and cash equivalents at beginning of year..............     55,581       58,225       70,187
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year....................  $  77,197    $  55,581    $  58,225
                                                              =========    =========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................  $  93,221    $  73,757    $  58,038
    Income taxes............................................     19,364       50,018       52,030

Supplemental disclosure of non-cash financing activities:

  In 1997, the additional minimum pension liability included in stockholders' equity of $1,520 resulted from an increase of $967 to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity. In 1998, the additional minimum pension liability included in stockholders' equity of $1,669 resulted from an increase of $149 to accrued expenses and other liabilities and an offsetting decrease in stockholders' equity. In 1999, the additional minimum pension liability included in stockholders' equity of $183 resulted from a decrease of $1,486 to accrued expenses and other liabilities and an offsetting increase in stockholders' equity.

  In April 1999, Jefferies Group, Inc. spun-off its investment in Investment
    Technology Group, Inc., which resulted in a $67,806 reduction in stockholders' equity.

          See accompanying notes to consolidated financial statements.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of Jefferies Group, Inc. and all its subsidiaries ("Company"), including Jefferies & Company, Inc. ("JEFCO"). The accounts of Investment Technology Group, Inc. and all its subsidiaries ("ITGI"), including its wholly owned subsidiary, ITG Inc. are included in the financial statements as discontinued operations. The accounts of W & D Securities, Inc. ("W & D") are consolidated because of the nature and extent of the Company's ownership interest in W & D. The Company and its subsidiaries operate and are managed as a single business segment, that of a securities broker-dealer, which includes several types of services, such as principal and agency transactions in equity, convertible debt and high yield, as well as corporate finance activities. Since the Company's services are provided using the same distribution channels, support services and facilities and all are provided to meet client needs, the Company does not identify assets or allocate all expenses to any service, or class of service as a separate business segment.

     The Company was originally incorporated in 1998 as a holding company under the name JEF Holding Company, Inc. At the time of its incorporation, JEF Holding Company, Inc. was a wholly owned subsidiary of a predecessor company also named Jefferies Group, Inc. ("Old Group"). On April 20, 1999, the stockholders of Old Group approved and adopted the Agreement and Plan of Merger (the "Merger Agreement") between Old Group and Old Group's approximately 80.5% owned subsidiary, Investment Technology Group, Inc. ("ITGI"). The Merger Agreement provided for the merger (the "Merger") of ITGI with and into Old Group and for the issuance of shares of the common stock of Old Group to all stockholders of ITGI other than Old Group.

     Prior to the effective date of the Merger, Old Group distributed all of the outstanding common stock of JEF Holding Company, Inc. to Old Group stockholders in a spin-off transaction (the "Spin-Off"). Prior to the Spin-Off, Old Group transferred all of the assets of Old Group, except for the common stock of ITGI, and all of Old Group's liabilities other than liabilities related to ITGI to JEF Holding Company, Inc. (the "Transfer" and, together with the Spin-Off, the "Transactions"). Coincident with the Merger, Old Group, as the surviving corporation in the Merger, changed its name to Investment Technology Group, Inc. and JEF Holding Company, Inc. changed its name to Jefferies Group, Inc.

     All significant intercompany accounts and transactions are eliminated in consolidation.

DISCONTINUED OPERATIONS OF ITGI

     On April 27, 1999, Old Group and ITGI consummated the Transactions that resulted in the separation of ITGI from the other Old Group businesses. On April 22, 1999, Old Group transferred all non-ITGI assets and liabilities to JEF Holding Company, Inc., a holding company. Old Group then distributed all of the common stock of JEF Holding Company, Inc. to Old Group stockholders through a tax-free Spin-Off. After the transfers, Old Group's 15 million shares of ITGI became its only asset. The Spin-Off was immediately followed by a tax-free Merger of ITGI with and into Old Group. Following the Merger, Old Group was renamed Investment Technology Group, Inc. and JEF Holding Company, Inc. was renamed Jefferies Group, Inc., the Registrant in this annual report.

     The Transactions were treated for financial reporting purposes as if Old Group had spun-off its entire 80.5% stake in ITGI to Old Group stockholders. Accordingly, since the results of ITGI were previously consolidated with Old Group, all financial information for the periods prior to April 27, 1999 have been restated to reflect the results of ITGI as a discontinued operation. The net assets of ITGI have been

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

segregated for prior periods from the other assets and liabilities of Old Group. For financial reporting purposes, the net assets of ITGI as of April 27, 1999 have been treated as if they were distributed to Old Group stockholders.

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

     Debt and equity investments consist primarily of mutual funds, which are valued at market, based on available quoted prices.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Substantially all of the Company's financial instruments are carried at fair value or amounts approximating fair value. Assets, including cash and cash equivalents, securities borrowed or purchased under agreements to sell, and certain receivables, are carried at fair value or contracted amounts, which approximate fair value due to the short period to maturity. Similarly, liabilities, including bank loans, securities loaned or sold under agreements to repurchase and certain payables, are carried at amounts approximating fair value. Long-term debt is carried at face value less unamortized discount. Securities owned and securities sold, not yet purchased, are valued at quoted market prices, if available. For securities without quoted prices, the reported fair value is estimated using various sources of information, including quoted prices for comparable securities.

     The Company has derivative financial instrument positions in option contracts, foreign exchange forward contracts and index futures contracts, which are measured at fair value with gains and losses recognized in earnings. The gross contracted or notional amount of these contracts is not reflected in the consolidated statements of financial condition (see note 13 of the notes to consolidated financial statements.)

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

PREMISES AND EQUIPMENT

     Premises and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets (generally three to ten years). Leasehold improvements are amortized using the straight-line method over the term of related leases or the estimated useful lives of the assets, whichever is shorter.

INCOME TAXES

     The Company files a consolidated U.S. Federal income tax return, which includes all qualifying subsidiaries. Amounts provided for income taxes are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income taxes are provided for temporary differences in reporting certain items, principally state income taxes, depreciation, deferred compensation and unrealized gains and losses on securities owned. Tax credits are recorded as a reduction of income taxes when realized.

CASH EQUIVALENTS

     The Company generally invests its excess cash in money market funds and other short-term investments. At December 31, 1999 and 1998, such cash equivalents amounted to $54,105,000 and $25,865,000, respectively. Cash equivalents are part of the cash management activities of the Company and generally mature within 90 days.

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

     In conjunction with the spin-off of ITGI, the stated par value per share of both the Company's common and preferred stock was changed from $0.01 to $.0001 and 774,278 shares of treasury stock were retired. A

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

total of $245,000 was reclassified to the Company's additional paid-in capital account from the Company's common stock account.

NEW ACCOUNTING STANDARD ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

     This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 is not expected to have a material impact on the Company.

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

(2) RECEIVABLE FROM, AND PAYABLE TO, BROKERS AND DEALERS

     The following is a summary of the major categories of receivable from, and payable to, brokers and dealers as of December 31, 1999 and 1998 (in thousands of dollars):

                                                                 1999          1998
                                                              ----------    ----------
Receivable from brokers and dealers:
  Securities borrowed.......................................  $1,842,888    $1,922,691
  Reverse repurchase agreements.............................       2,370         5,066
  Other.....................................................     120,211        90,333
                                                              ----------    ----------
                                                              $1,965,469    $2,018,090
                                                              ==========    ==========
Payable to brokers and dealers:
  Securities loaned.........................................  $1,616,493    $1,580,811
  Repurchase agreement......................................      31,685         5,061
  Other.....................................................      15,777        17,034
                                                              ----------    ----------
                                                              $1,663,955    $1,602,906
                                                              ==========    ==========

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

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

(3) RECEIVABLE FROM, AND PAYABLE TO, CUSTOMERS, OFFICERS AND DIRECTORS

     The following is a summary of the major categories of receivables from customers, officers and directors as of December 31, 1999 and 1998 (in thousands of dollars):

                                                                1999       1998
                                                              --------    -------
Customers (net of allowance for uncollectible accounts of
  $4,505 in 1999 and $3,427 in 1998)........................  $218,334    $92,646
Officers and directors......................................     8,115        880
                                                              --------    -------
                                                              $226,449    $93,526
                                                              ========    =======

     Interest is paid on free credit balances in accounts of customers who have indicated that the funds will be used for investment at a future date. The rate of interest paid on such free credit balances varies between the thirteen-week treasury bill rate and 1% below that rate, depending upon the size of the customers' free credit balances.

     Uncollectible accounts expense amounted to $82,000, $308,000 and $1,273,000 for the years ended December 31, 1999, 1998 and 1997, respectively, and is included in other expense.

(4) SECURITIES OWNED AND SECURITIES SOLD, NOT YET PURCHASED

     The following is a summary of the market value of major categories of securities owned and securities sold, not yet purchased, as of December 31, 1999 and 1998 (in thousands of dollars):

                                                             1999                        1998
                                                   ------------------------    ------------------------
                                                                 SECURITIES                  SECURITIES
                                                                   SOLD,                       SOLD,
                                                   SECURITIES     NOT YET      SECURITIES     NOT YET
                                                     OWNED       PURCHASED       OWNED       PURCHASED
                                                   ----------    ----------    ----------    ----------
Corporate equity securities......................   $162,958      $166,443      $ 43,468      $26,471
High yield securities............................    114,223        15,037        28,684        8,253
Corporate debt securities........................     65,443         4,264        20,903        4,067
U.S. Government and agency obligations...........     30,835            --         7,076           --
Other............................................      3,047           676           666          574
                                                    --------      --------      --------      -------
                                                    $376,506      $186,420      $100,797      $39,365
                                                    ========      ========      ========      =======

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

(5) INVESTMENTS

     The following is a summary of the major categories of investments, as of December 31, 1999 and 1998 (in thousands of dollars):

                                                                1999       1998
                                                              --------    -------
Partnership interests.......................................  $ 74,124    $42,638
Debt and equity investments.................................    35,709     44,088
Equity and debt interests in affiliates.....................     9,267      6,737
                                                              --------    -------
                                                              $119,100    $93,463
                                                              ========    =======

(6) PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment as of December 31, 1999 and 1998 (in thousands of dollars):

                                                               1999       1998
                                                              -------    -------
Furniture, fixtures and equipment...........................  $56,370    $58,341
Leasehold improvements......................................   27,028     17,316
                                                              -------    -------
          Total.............................................   83,398     75,657
Less accumulated depreciation and amortization..............   44,281     55,133
                                                              -------    -------
                                                              $39,117    $20,524
                                                              =======    =======

     Depreciation and amortization expense amounted to $9,083,000, $9,741,000 and $9,629,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Depreciation and amortization expense included in discontinued operations of ITGI amounted to $2,515,000, $7,503,000 and $4,614,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(7) BANK LOANS

     Bank loans represent short-term borrowings that are payable on demand and generally bear interest at the brokers' call loan rate. At December 31, 1999, there were no bank loans. At December 31, 1998, the Company had unsecured bank loans amounting to $21,000,000.

(8) LONG TERM DEBT

     The following summarizes long term debt outstanding at December 31, 1999 and 1998 (in thousands of dollars):

                                                                1999        1998
                                                              --------    --------
8 7/8% Series B Senior Notes, due 2004, less unamortized
  discount of $302 and $372 in 1999 and 1998, respectively,
  effective rate of 9%......................................  $ 49,698    $ 49,628
7 1/2% Senior Notes, due 2007, less unamortized discount of
  $213 and $241 in 1999 and 1998, respectively, effective
  rate of 8%................................................    99,787      99,759
                                                              --------    --------
                                                              $149,485    $149,387
                                                              ========    ========

     During 1999, JEFCO obtained an NASDR-approved $120,000,000 revolving credit facility to be used in connection with underwriting activities. The revolving credit facility terminates in June 2001. Loans under this facility bear interest at 2.5% over either the Federal funds rate or the London Interbank Offered Rate. During 1999, there were no borrowings against the revolving credit facility.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

(9) INCOME TAXES

     Total income taxes for the years ended December 31, 1999, 1998 and 1997 were allocated as follows (in thousands of dollars):

                                                                1999        1998       1997
                                                              --------    --------    -------
Continuing operations.......................................  $ 35,256    $ 22,992    $27,334
Discontinued operations of ITGI.............................    (5,952)     37,541     20,343
Stockholders' equity, for compensation expense for tax
  purposes in excess of amounts recognized for financial
  reporting purposes........................................   (37,588)    (12,804)    (1,704)
                                                              --------    --------    -------
                                                              $ (8,284)   $ 47,729    $45,973
                                                              ========    ========    =======

     Income taxes (benefits) for the years ended December 31, 1999, 1998 and 1997 consist of the following (in thousands of dollars):

                                                               1999       1998       1997
                                                              -------    -------    -------
CURRENT:
  Federal...................................................  $ 8,027    $22,650    $28,675
  State and city............................................    2,692      5,627      7,369
                                                              -------    -------    -------
                                                               10,719     28,277     36,044
                                                              -------    -------    -------
DEFERRED:
  Federal...................................................   20,495     (3,921)    (6,388)
  State and city............................................    4,042     (1,364)    (2,322)
                                                              -------    -------    -------
                                                               24,537     (5,285)    (8,710)
                                                              -------    -------    -------
                                                              $35,256    $22,992    $27,334
                                                              =======    =======    =======

     Income taxes differed from the amounts computed by applying the Federal income tax rate of 35% for 1999, 1998 and 1997 as a result of the following (in thousands of dollars):

                                               1999               1998               1997
                                          ---------------    ---------------    ---------------
                                          AMOUNT      %      AMOUNT      %      AMOUNT      %
                                          -------    ----    -------    ----    -------    ----
Computed expected income taxes..........  $29,433    35.0%   $20,718    35.0%   $24,042    35.0%
Increase (decrease) in income taxes
  resulting from:
State and city income taxes, net of
  Federal income tax benefit............    4,377     5.2      2,770     4.7      3,281     4.8
Limited deductibility of meals and
  entertainment.........................      946     1.1      1,142     1.9      1,054     1.5
Foreign income..........................      369     0.4        654     1.1         --      --
Non-taxable interest income.............     (416)   (0.5)      (304)   (0.5)      (164)   (0.2)
Research and development tax credits....     (264)   (0.3)      (264)   (0.5)      (264)   (0.4)
Other, net..............................      811     1.0     (1,724)   (2.9)      (615)   (0.9)
                                          -------    ----    -------    ----    -------    ----
          Total income taxes............  $35,256    41.9%   $22,992    38.8%   $27,334    39.8%
                                          =======    ====    =======    ====    =======    ====

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

     The cumulative tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below (in thousands of dollars):

                                                                    1999       1998
                                                                   -------    -------
Deferred tax assets:
  Long-term compensation.........................................  $ 8,270    $28,752
  Accounts receivable............................................    4,538      3,518
  State income taxes.............................................     (998)     1,012
  Other..........................................................      315      1,437
  Lease allowances...............................................       --        582
  Premises and equipment.........................................       --      1,361
                                                                   -------    -------
          Total gross deferred tax assets........................   12,125     36,662
  Valuation allowance............................................       --         --
                                                                   -------    -------
          Net deferred tax asset, included in other assets.......  $12,125    $36,662
                                                                   =======    =======

     There was no valuation allowance for deferred tax assets as of December 31, 1999, 1998 and 1997.

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

     The following tables set forth the plan's funded status and amounts recognized in the Company's accompanying consolidated statements of financial condition and consolidated statements of earnings (in thousands of dollars):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Projected benefit obligation for service rendered to date...  $20,889    $24,837
Plan assets, at fair market value...........................   17,037     17,203
                                                              -------    -------
  Excess of the projected benefit obligation over plan
     assets.................................................    3,852      7,634
Unamortized prior service cost..............................      208        420
Unrecognized net transition obligation being recognized over
  15 years..................................................      (63)      (129)
Unrecognized net loss.......................................   (2,645)    (6,841)
Adjustment to recognize minimum liability...................      313      2,853
                                                              -------    -------
  Pension liability included in other liabilities...........  $ 1,665    $ 3,937
                                                              =======    =======

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Net pension cost included the following components:
  Service cost -- benefits earned during the period.........  $ 1,773    $ 1,895    $ 1,288
  Interest cost on projected benefit obligation.............    1,592      1,551      1,222
  Expected return on plan assets............................   (1,438)    (1,310)    (1,065)
  Curtailment loss/(gain)...................................      (51)        --         --
  Net amortization..........................................      305        363        178
                                                              -------    -------    -------
          Net periodic pension cost.........................  $ 2,181    $ 2,499    $ 1,623
                                                              =======    =======    =======

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Fair value of assets, beginning of year.....................  $17,203    $16,479
Employer contributions......................................    1,914      2,114
Benefit payments made.......................................   (1,127)    (2,124)
Total investment return.....................................     (953)       734
                                                              -------    -------
Fair value of assets, end of year...........................  $17,037    $17,203
                                                              =======    =======

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Projected benefit obligation, beginning of year.............  $24,837    $22,603
Service cost................................................    1,773      1,895
Interest cost...............................................    1,592      1,551
Actuarial gains and losses..................................   (4,934)       763
Benefits paid...............................................   (1,127)    (2,124)
Recognized curtailment loss/(gain)..........................   (1,338)        --
Plan amendments.............................................       86        149
                                                              -------    -------
Projected benefit obligation, end of year...................  $20,889    $24,837
                                                              =======    =======

     The net periodic pension costs above include the costs related to discontinued operations of ITGI of $0, $385,000 and $208,000 in 1999, 1998 and 1997, respectively.

     The plan assets consist of approximately 60% equities and 40% fixed income securities.

     The weighted average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.75% and 5.00%, respectively, in 1999, 6.75% and 5.00%, respectively, in 1998 and 7.00% and 5.00%, respectively, in 1997. The expected long-term rate of return on assets was 8.40% in 1999, 1998 and 1997.

STOCK COMPENSATION PLANS

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it allows an entity to continue to measure compensation cost for these plans using the intrinsic value based method of accounting prescribed by Accounting Principles

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.

     At December 31, 1999, the Company had four stock-based compensation plans, which are described below. The Company applied APB Opinion No. 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands of dollars, except per share amounts):

                                                            1999                   1998                   1997
                                                    --------------------   --------------------   --------------------
                                                                  PRO                    PRO                    PRO
                                                    REPORTED     FORMA     REPORTED     FORMA     REPORTED     FORMA
                                                    --------   ---------   --------   ---------   --------   ---------
EARNINGS:
     Earnings from continuing operations..........  $48,839     $46,553    $36,201     $33,131    $41,356     $39,633
     Earnings from discontinued operations........   12,888      12,446     33,481      32,109     22,211      19,284
                                                    -------     -------    -------     -------    -------     -------
     Net earnings.................................  $61,727     $58,999    $69,682     $65,240    $63,567     $58,917
                                                    =======     =======    =======     =======    =======     =======
BASIC EARNINGS PER SHARE:
     Earnings from continuing operations..........  $  2.05     $  1.96    $  1.62     $  1.48    $  1.92     $  1.84
     Earnings from discontinued operations........     0.55        0.52       1.50        1.44       1.03        0.89
                                                    -------     -------    -------     -------    -------     -------
     Net earnings.................................  $  2.60     $  2.48    $  3.12     $  2.92    $  2.95     $  2.73
                                                    =======     =======    =======     =======    =======     =======
DILUTED EARNINGS PER SHARE:
     Earnings from continuing operations..........  $  2.04     $  1.94    $  1.58     $  1.44    $  1.85     $  1.78
     Earnings from discontinued operations........     0.51        0.50       1.38        1.33       0.95        0.82
                                                    -------     -------    -------     -------    -------     -------
     Net earnings.................................  $  2.55     $  2.44    $  2.96     $  2.77    $  2.80     $  2.60
                                                    =======     =======    =======     =======    =======     =======

INCENTIVE PLAN.

     The Company has an Incentive Compensation Plan ("Incentive Plan") which allows awards in the form of incentive stock options (within the meaning of Section 422 of the Internal Revenue code), nonqualified stock options, stock appreciation rights, restricted stock, unrestricted stock, performance awards, dividend equivalents or other stock based awards. The plan imposes a limit on the number of shares of common stock of the Company that may be subject to awards. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards plus the number of shares subject to the award being granted do not exceed 25% of the number of shares issued and outstanding immediately prior to the grant. Under the Incentive Plan, the exercise price of each option is generally not less than the market price of the Company's stock on the date of grant and the option's maximum term is ten years.

     Restricted Stock. The Incentive Plan allows for grants of restricted stock awards, whereby certain key employees are granted restricted shares of common stock subject to forfeiture until the restrictions lapse or terminate. With certain exceptions, the employee must remain with the Company for a period of years after the date of grant to receive the full number of shares granted. During 1999, 1998 and 1997, there were restricted stock awards of 400,000 shares, 183,947 shares and 198,888 shares, respectively, with a corresponding market value of $15,791,000, $6,488,000 and $4,189,000, respectively. Certain grants are expensed over the vesting periods of one to four years, while others have been granted in settlement of previously accrued compensation liabilities. The compensation cost, excluding the cost associated with the settlement of previously accrued compensation liabilities, charged against earnings was $4,003,000, $993,000 and $1,142,000 in 1999, 1998 and 1997, respectively. As of
December 31, 1999, 1998 and 1997, restricted stock shares outstanding were 507,905 shares, 381,585 shares and 203,468 shares, respectively.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

     Performance-based Stock Options. While the Incentive Plan allows for the granting of performance-based stock options, no such options were granted during 1999, 1998 and 1997, and no such options were outstanding at December 31, 1999, 1998 and 1997.

DIRECTOR PLAN

     The Company also has a Directors' Stock Compensation Plan ("Directors' Plan") which provides for an annual grant to each non-employee director of an option to purchase 4,000 shares of the Company's common stock. Such grants will be made automatically on the date directors are elected or reelected at the Company's annual meeting. In addition, the Directors' Plan provides for the automatic grant to a non-employee director, at the time he or she is first elected or appointed, of an option to purchase 5,000 shares of the Company's common stock.

     Additionally, the Directors' Plan permits each non-employee director to elect to be paid annual retainer fees and annual fees for service as chairman of a Board committee in the form of stock options and to defer receipt of any director fees in an interest-bearing cash account or as deferred shares in a deferred share account.

     A total number of 500,000 shares of the Company's common stock are reserved under the Directors' Plan. Under the Directors' Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and the option's maximum term is ten years.

EMPLOYEE STOCK PURCHASE PLAN

     The Company has an Employee Stock Purchase Plan ("ESPP") which qualifies under Section 423 of the U.S. Internal Revenue Code. All regular full-time employees and employees who work part-time over 20 hours per week are eligible for the ESPP. Employee contributions are voluntary and are made via payroll deduction. The employee contributions are used to purchase the Company's common stock. The stock purchase price is based on the lower of 85 percent of the stock price at the beginning or end of the period. The stock price used is the Volume Weighted Average Price ("VWAP") for the particular day. The difference between the employees' stock purchase price and the market value of the stock is considered a Company contribution. The Company's contribution vests after a minimum of one year. The Company does not recognize compensation cost related to its ESPP contributions.

     In addition, the Company has a Supplemental Stock Purchase Plan ("SSPP") which is a non-qualified plan that is similar to the Company's ESPP. The Company recognizes compensation cost related to its SSPP contributions.

     In the past, the Company's stock purchase plan matched employee contributions at a rate of 15% (more, if profits exceeded targets set by the Company's Board of Directors). The Company recognized compensation cost related to its matching.

     The compensation cost charged against continuing operations was $34,000, $293,000 and $187,000 in 1999, 1998 and 1997, respectively. The charge against discontinued operations of ITGI was $0, $4,000 and $41,000 in 1999, 1998 and 1997, respectively.

CAPITAL ACCUMULATION PLAN

     The Company had a Capital Accumulation Plan (CAP) for certain officers and key employees of the Company. Participation in the plan was optional, with those who elected to participate agreeing to defer graduated percentages of their compensation. The plan allowed selected employees to acquire the Company's

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

common stock at a 15% discount with 50% of the amount deferred. The remaining 50% of the amount deferred was placed in a Profit-Based Deferred Compensation Account that earned interest at a rate based on the performance of the Company.

     In January 1999, the Company liquidated its CAP plan. The Company had recognized compensation cost related to the 15% discount and interest on Profit-Based Deferred Compensation Accounts. The compensation cost charged against continuing operations was $0, $4,115,000 and $4,480,000 in 1999, 1998 and 1997, respectively. The charge against discontinued operations of ITGI was $0, $219,000 and $354,000 in 1999, 1998 and 1997, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

     The Company has an Employee Stock Ownership Plan ("ESOP") which was established in 1988. In 1999, the Company re-established annual contributions to the ESOP. In 1999, 278,744 shares of common stock were purchased for $6,487,000, which was funded by a loan from the Company. The loan is being repaid over 4 years at an annual interest rate of 5.22%. The Company makes contributions to the ESOP sufficient to fund principal and interest payments and may make additional contributions at the discretion of the Board of Directors. Additionally, during 1999, 100,000 shares of common stock were purchased for $2,441,000. These shares were paid for substantially through a Company contribution.

PROFIT SHARING PLAN

     The Company has a profit sharing plan, covering substantially all employees, which includes a salary reduction feature designed to qualify under
Section 401(k) of the Internal Revenue Code. Expenses of this plan related to continuing operations amounted to $2,954,000, $6,778,000 and $6,222,000 in 1999,
1998 and 1997, respectively. Expenses of this plan related to discontinued operations of ITGI amounted to $43,000, $2,362,000 and $1,701,000 in 1999, 1998 and 1997, respectively.

OPTIONS ISSUED UNDER ALL PLANS

     The fair value of all option grants for all the Company's plans are estimated on the date of grant using the Black-Scholes option-pricing model with the weighted-average assumptions used for all fixed option grants in 1999, 1998 and 1997, respectively: dividend yield of 0.9%, 0.6%, and 0.4%; expected volatility of 42.0%, 32.6%, and 33.4%; risk-free interest rates of 5.2%, 5.5%, and 6.4%; and expected lives of 5.0 years, 5.0 years, and 5.5 years.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

     A summary of the status of Company stock options in all its stock-based plans as of December 31, 1999 and changes during the year then ended is presented below:

                                                                                1999
                                                                   ------------------------------
                                                                                 WEIGHTED AVERAGE
                                                                     SHARES       EXERCISE PRICE
                                                                   ----------    ----------------
Outstanding at beginning of year.................................   1,442,817         $21.12
Granted..........................................................   2,389,213          20.01
Exercised........................................................  (1,108,882)         15.07
Exchanged for cash...............................................    (111,444)         40.00
Exchanged for options............................................    (283,494)         36.47
Forfeited........................................................     (51,045)         22.56
                                                                   ----------
Outstanding at end of year.......................................   2,227,165         $20.04
                                                                   ==========
Options exercisable at year-end..................................   1,279,235
Weighted-average fair value of options granted during the year...                     $ 8.51

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                   ----------------------------------------    ------------------------
                                      NUMBER         WEIGHTED                     NUMBER
                                   OUTSTANDING       AVERAGE       WEIGHTED    EXERCISABLE     WEIGHTED
                                        AT          REMAINING      AVERAGE          AT         AVERAGE
                                   DECEMBER 31,    CONTRACTUAL     EXERCISE    DECEMBER 31,    EXERCISE
    RANGE OF EXERCISE PRICES           1999        LIFE (YEARS)     PRICE          1999         PRICE
    ------------------------       ------------    ------------    --------    ------------    --------
$ 3.23 to  9.99..................     123,242          3.1          $ 6.78        123,242       $ 6.78
$10.00 to 19.99..................     694,901          3.3           16.06        694,901        16.06
$20.00 to 29.63..................   1,459,022          4.4           23.06        461,092        23.13
                                    ---------                                   ---------
$ 3.23 to 29.63..................   2,227,165          4.0          $20.04      1,279,235       $17.71
                                    =========                                   =========

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

(11) EARNINGS PER SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years 1999, 1998 and 1997 (in thousands, except per share amounts):

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Earnings from continuing operations.........................  $48,839    $36,201    $41,356
Discontinued operations of ITGI, net of tax.................   12,888     33,481     22,211
                                                              -------    -------    -------
Net earnings for basic earnings per share...................   61,727     69,682     63,567
  Earnings adjustment -- stock options on subsidiary........     (475)    (1,672)      (890)
                                                              -------    -------    -------
  Adjusted earnings for diluted earnings per share..........  $61,252    $68,010    $62,677
                                                              =======    =======    =======
Shares of common stock and common stock equivalents:
  Average number of common shares...........................   23,773     20,902     20,148
  Capital Accumulation Plan unissued shares.................        5      1,444      1,404
                                                              -------    -------    -------
  Average shares used in basic computation..................   23,778     22,346     21,552
  Stock options.............................................      191        508        651
  Other unissued common shares..............................       23        100        146
                                                              -------    -------    -------
  Average shares used in diluted computation................   23,992     22,954     22,349
                                                              =======    =======    =======
Earnings per share:
Basic:
  Earnings from continuing operations.......................  $  2.05    $  1.62    $  1.92
  Discontinued operations of ITGI, net of tax...............     0.55       1.50       1.03
                                                              -------    -------    -------
  Net earnings..............................................  $  2.60    $  3.12    $  2.95
                                                              =======    =======    =======
Diluted:
  Earnings from continuing operations.......................  $  2.04    $  1.58    $  1.85
  Discontinued operations of ITGI, net of tax...............     0.51       1.38       0.95
                                                              -------    -------    -------
  Net earnings..............................................  $  2.55    $  2.96    $  2.80
                                                              =======    =======    =======

     The Company had no anti-dilutive securities during 1999, 1998 and 1997.

(12) LEASES

     As lessee, the Company leases certain premises and equipment under noncancelable agreements expiring at various dates through 2013. Future minimum lease payments for all noncancelable operating leases at December 31, 1999 are as follows (in thousands of dollars):

                                                               GROSS     SUB-LEASES      NET
                                                              -------    ----------    -------
2000........................................................  $11,763       $839       $10,924
2001........................................................   10,719        816         9,903
2002........................................................    7,532        273         7,259
2003........................................................    7,041         31         7,010
2004........................................................    6,771                    6,771
Thereafter..................................................   41,503                   41,503

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

     Rental expense related to continuing operations amounted to $9,326,000, $7,295,000 and $5,742,000, in 1999, 1998 and 1997, respectively. Rental expense related to discontinued operations of ITGI amounted to $873,000, $2,556,000 and $2,600,000, in 1999, 1998 and 1997, respectively.

(13) FINANCIAL INSTRUMENTS

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

     In the normal course of business, the Company had letters of credit outstanding aggregating $31,324,000 at December 31, 1999 to satisfy various collateral requirements in lieu of depositing cash or securities.

     The Company has derivative financial instrument positions in foreign exchange forward contracts, option contracts, and index futures contracts, all of which are measured at fair value with realized and unrealized gains and losses recognized in earnings. The foreign exchange forward contract positions are generally taken to lock in the dollar cost or proceeds of foreign currency commitments associated with unsettled foreign denominated securities purchases or sales. The average maturity of the forward contracts is generally less than two weeks. The option positions taken are generally part of a strategy in which offsetting equity positions are taken. The index futures positions are taken as a hedge against securities positions.

     The gross contracted or notional amount of index futures contracts, commodities futures contracts, options contracts, and foreign exchange forward contracts, which are not reflected in the consolidated statement of financial condition, is set forth in the table below (in thousands of dollars) and provide only a measure of the Company's involvement in these contracts at December 31, 1999 and 1998. They do not represent amounts subject to market risk and, in many cases, serve to reduce the Company's overall exposure to market and other risks.

                                                             NOTIONAL OR CONTRACTED AMOUNT
                                                        ----------------------------------------
                                                               1999                  1998
                                                        ------------------    ------------------
                                                        PURCHASE     SALE     PURCHASE     SALE
                                                        --------    ------    --------    ------
Index futures contracts...............................  $    --     $1,792     $   --     $3,559
Option contracts......................................   18,260      7,953      2,950      2,927
Foreign exchange forward contracts....................    4,089      5,588         --      8,759

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS

     The following is an aggregate summary of the average 1999 and 1998 and December 31, 1999 and 1998 fair values of derivative financial instruments (in thousands of dollars):

                                                            1999                        1998
                                                  ------------------------    ------------------------
                                                  AVERAGE    END OF PERIOD    AVERAGE    END OF PERIOD
                                                  -------    -------------    -------    -------------
Index futures contracts:
  In a favorable position.......................  $   42        $   --        $   42        $   --
  In an unfavorable position....................      50            63           150           178
Option contracts:
  Purchase......................................   1,249         3,047           500           666
  Sale..........................................     830           676           506           574
Foreign exchange forward contracts:
  Purchase......................................   7,013         4,089         2,093            --
  Sale..........................................   7,079         5,588         6,623         8,759

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

(14) OTHER COMPREHENSIVE INCOME

     The following summarizes other comprehensive income and accumulated other comprehensive income at December 31, 1999 and for the year then ended (in thousands of dollars):

                                                            BEFORE-TAX    INCOME TAX    NET-OF-TAX
                                                              AMOUNT      OR BENEFIT      AMOUNT
                                                            ----------    ----------    ----------
Currency translation adjustments..........................    $  285       $    --        $  285
Minimum pension liability adjustment......................     2,540        (1,054)        1,486
                                                              ------       -------        ------
Other comprehensive income (loss).........................    $2,825       $(1,054)       $1,771
                                                              ======       =======        ======

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

                                                                                       ACCUMULATED
                                                                         MINIMUM          OTHER
                                                          CURRENCY       PENSION      COMPREHENSIVE
                                                         TRANSLATION    LIABILITY        INCOME
                                                         ADJUSTMENTS    ADJUSTMENT       (LOSS)
                                                         -----------    ----------    -------------
Beginning balance......................................  $       (49)    $(1,669)        $(1,718)
Change in 1999.........................................          285       1,486           1,771
                                                         -----------     -------         -------
Ending balance.........................................  $       236     $  (183)        $    53
                                                         ===========     =======         =======

     The following summarizes other comprehensive income and accumulated other comprehensive income at December 31, 1998 and for the year then ended (in thousands of dollars):

                                                            BEFORE-TAX    INCOME TAX    NET-OF-TAX
                                                              AMOUNT      OR BENEFIT      AMOUNT
                                                            ----------    ----------    ----------
Currency translation adjustments..........................    $ 573          $ --         $ 573
Minimum pension liability adjustment......................     (254)          105          (149)
                                                              -----          ----         -----
Other comprehensive income (loss).........................    $ 319          $105         $ 424
                                                              =====          ====         =====

                                                                                       ACCUMULATED
                                                                         MINIMUM          OTHER
                                                          CURRENCY       PENSION      COMPREHENSIVE
                                                         TRANSLATION    LIABILITY        INCOME
                                                         ADJUSTMENTS    ADJUSTMENT       (LOSS)
                                                         -----------    ----------    -------------
Beginning balance......................................     $(622)       $(1,520)        $(2,142)
Change in 1998.........................................       573           (149)            424
                                                            -----        -------         -------
Ending balance.........................................     $ (49)       $(1,669)        $(1,718)
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
                                                             =======         ====        =======

                                                                                       ACCUMULATED
                                                                         MINIMUM          OTHER
                                                          CURRENCY       PENSION      COMPREHENSIVE
                                                         TRANSLATION    LIABILITY        INCOME
                                                         ADJUSTMENTS    ADJUSTMENT       (LOSS)
                                                         -----------    ----------    -------------
Beginning balance......................................     $ (96)       $  (553)        $  (649)
Change in 1997.........................................      (526)          (967)         (1,493)
                                                            -----        -------         -------
Ending balance.........................................     $(622)       $(1,520)        $(2,142)
                                                            =====        =======         =======

(15) NET CAPITAL REQUIREMENTS

     As registered broker-dealers, JEFCO and W & D are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. JEFCO and W & D have elected to use the alternative method permitted by the Rule, which requires that they each maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of the aggregate debit balances arising from customer transactions, as defined.

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

     At December 31, 1999, JEFCO's and W & D's net capital was $145,721,000 and $2,261,000, respectively, which exceeded minimum net capital requirements by $139,200,000 and $2,011,000, respectively.

(16) CONTINGENCIES

     Other. Many aspects of the Company's business involve substantial risks of liability. In the normal course of business, the Company and its subsidiaries have been named as defendants or co-defendants in lawsuits involving primarily claims for damages. The Company's management believes that pending litigation will not have a material adverse effect on the Company.

(17) SEGMENT REPORTING

     The Company's operations have been classified into one business segment:
Financial Services. The Financial Services segment includes the traditional securities brokerage and investment banking activities of the Company. The Company's business is predominantly in the United States with under 10% of revenues and under 2% of assets attributable to international operations. In April 1999, the Company spun-off its only other segment, ITGI, which included the automated equity trading and transaction research activities of ITGI and its subsidiaries.

     Financial information for the discontinued business segment is summarized as follows (in thousands of dollars):

ITGI CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
ASSETS
Cash and cash equivalents...................................    $116,924
Securities owned............................................          15
Investment in limited partnership...........................      11,532
Trade receivables...........................................      13,576
Premises and equipment......................................      19,662
Other assets................................................      18,803
                                                                --------
                                                                $180,512
                                                                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.......................    $ 36,515
Securities sold, not yet purchased..........................         288
                                                                --------
                                                                  36,803
Stockholders' equity........................................     143,709
                                                                --------
                                                                $180,512
                                                                ========

COMPONENTS OF INVESTMENT IN DISCONTINUED OPERATIONS OF ITGI
Stockholders' equity of ITGI................................    $143,709
Add: Goodwill on Company's books related to ITGI............       5,300
Less: Deferred taxes on ITGI initial public offering gain...     (12,922)
Less: Minority interest in ITGI.............................     (27,754)
                                                                --------
Investment in discontinued operations of ITGI...............    $108,333
                                                                ========

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

ITGI CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                                           PERIOD ENDED    YEAR ENDED DECEMBER 31,
                                                            APRIL 27,      ------------------------
                                                               1999           1998          1997
                                                           ------------    ----------    ----------
Revenues.................................................    $ 76,180       $212,205      $137,042
Expenses.................................................      56,536        131,270        89,782
                                                             --------       --------      --------
Earnings before income tax expense.......................      19,644         80,935        47,260
Income tax expense.......................................       9,250         37,541        20,343
                                                             --------       --------      --------
Net earnings.............................................    $ 10,394       $ 43,394      $ 26,917
                                                             ========       ========      ========

COMPONENTS OF DISCONTINUED OPERATIONS OF ITGI
Net earnings of ITGI.....................................    $ 10,394       $ 43,394      $ 26,917
Deferred taxes on ITGI's IPO gain........................      12,843             --            --
Less: Write-off of goodwill on JEF related to ITGI.......      (5,208)            --            --
Less: Company's spin-off related expenses................      (3,116)        (1,936)           --
Less: Minority interest in ITGI..........................      (2,025)        (7,977)       (4,706)
                                                             --------       --------      --------
Discontinued operations of ITGI..........................    $ 12,888       $ 33,481      $ 22,211
                                                             ========       ========      ========

CASH PAID FOR INTEREST AND INCOME TAXES

     The interest paid and income taxes paid amounts included in the Consolidated Statements of Cash Flows included amounts related to discontinued operations of ITGI.

                                                               1999      1998       1997
                                                              ------    -------    -------
Interest paid...............................................  $   31    $    20    $   146
Income taxes paid to affiliate..............................   6,538     30,296     19,947

                             JEFFERIES GROUP, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1999 AND 1998

(18) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of unaudited quarterly statements of earnings for the years ended December 31, 1999 and 1998 (in thousands of dollars, except per share amounts):

                                                          MARCH       JUNE     SEPTEMBER   DECEMBER     YEAR
                                                         --------   --------   ---------   --------   --------
1999
Revenues...............................................  $148,678   $175,329   $145,808    $170,332   $640,147
Earnings before income taxes...........................    20,370     25,047     15,491      23,187     84,095
Earnings from continuing operations....................    11,666     14,777      8,840      13,556     48,839
Earnings from discontinued operations of ITGI..........     4,955      6,192         91       1,650     12,888
Net earnings...........................................    16,621     20,969      8,931      15,206     61,727
Basic:
Earnings from continuing operations per share..........  $   0.50   $   0.62   $   0.37    $   0.56   $   2.05
Earnings from discontinued operations..................      0.22       0.26         --        0.07       0.55
                                                         --------   --------   --------    --------   --------
Net earnings per share.................................  $   0.72   $   0.88   $   0.37    $   0.63   $   2.60
                                                         ========   ========   ========    ========   ========
Diluted:
Earnings from continuing operations per share..........  $   0.50   $   0.61   $   0.36    $   0.56   $   2.04
Earnings from discontinued operations..................      0.19       0.26       0.01        0.07       0.51
                                                         --------   --------   --------    --------   --------
Net earnings per share.................................  $   0.69   $   0.87   $   0.37    $   0.63   $   2.55
                                                         ========   ========   ========    ========   ========
1998
Revenues...............................................  $163,848   $149,699   $124,041    $153,027   $590,615
Earnings before income taxes...........................    19,226     16,751      6,830      16,386     59,193
Earnings from continuing operations....................    11,568     10,101      4,916       9,616     36,201
Earnings from discontinued operations of ITGI..........     5,908      7,725     10,760       9,088     33,481
Net earnings...........................................    17,476     17,826     15,676      18,704     69,682
Basic:
Earnings from continuing operations per share..........  $   0.52   $   0.46   $   0.22    $   0.42   $   1.62
Earnings from discontinued operations..................      0.27       0.34       0.48        0.40       1.50
                                                         --------   --------   --------    --------   --------
Net earnings per share.................................  $   0.79   $   0.80   $   0.70    $   0.82   $   3.12
                                                         ========   ========   ========    ========   ========
Diluted:
Earnings from continuing operations per share..........  $   0.51   $   0.44   $   0.21    $   0.42   $   1.58
Earnings from discontinued operations..................      0.24       0.32       0.45        0.37       1.38
                                                         --------   --------   --------    --------   --------
Net earnings per share.................................  $   0.75   $   0.76   $   0.66    $   0.79   $   2.96
                                                         ========   ========   ========    ========   ========

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to this item will be contained in the Proxy Statement for the 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

                                                                     PAGES
                                                                     -----
(a)1.  FINANCIAL STATEMENTS
       Included in Part II of this report:
         Independent Auditors' Report..............................   14
         Consolidated Statements of Financial Condition............   15
         Consolidated Statements of Earnings.......................   16
         Consolidated Statements of Changes in Stockholders'
         Equity....................................................   17
         Consolidated Statements of Cash Flows.....................   18
         Notes to Consolidated Financial Statements................   19

     All Schedules are omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

(a)3. EXHIBITS

        (3.1)         Registrant's Amended and Restated Certificate of
                      Incorporation is incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on April 30, 1999.
        (3.2)         Registrant's By-Laws are incorporated by reference to
                      Exhibit 3.2 of Registrant's Form 10 filed on April 20, 1999.
        (4.1) Indenture dated as of August 18, 1997 by and between Jefferies Group, Inc. and The Bank of New York, as Trustee, including form of 7 1/2% Series B Senior Notes due 2007 is incorporated by reference to Exhibit 4.1 to Jefferies Group, Inc.'s Registration Statement on Form S-4 (No. 333-40263) filed on November 14, 1997 including amendments thereto.

        [(4.1(a)]*    First Supplemental Indenture dated as of March 15, 1999
                      between Jefferies Group, Inc. and The Bank of New York, as
                      Trustee, supplementing the Indenture dated as of August 18,
                      1997.
        [(4.1(b)]*    Second Supplemental Indenture dated as of March 17, 1999
                      between JEF Holding Company, Inc., Jefferies Group, Inc. and
                      The Bank of New York, as Trustee, supplementing the
                      Indenture dated as of August 18, 1997, as amended on March
                      15, 1999.
        (4.2)         Registration Rights Agreement dated as of August 18, 1997 by and among Jefferies Group, Inc. and the purchasers of
                      Jefferies Group, Inc.'s 7 1/2% Series B Senior Notes due
                      2007 is incorporated by reference to Exhibit 10.2 to
                      Jefferies Group, Inc.'s Registration Statement on Form S-4
                      (No. 333-40263) filed on November 14, 1997 including
                      amendments thereto.
        (4.3)         Indenture dated as of April 28, 1994 by and between
                      Jefferies Group, Inc. and The Bank of New York, as Trustee,
                      including form of 8 7/8% Senior Notes due 2004 is
                      incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Jefferies Group, Inc.'s Registration Statement on Form
                      S-4 (No. 333-54265) filed on July 14, 1994.
        [(4.3(a)]     Form of first Supplemental Indenture dated as of July 14,
                      1994 by and between Jefferies Group, Inc. and The Bank of
                      New York, as Trustee, is incorporated by reference to
                      Exhibit 4.2 of Amendment No. 1 to Jefferies Group, Inc.'s
                      Registration Statement on Form S-4 (No. 333-54265) filed on
                      July 14, 1994.
        [(4.3(b)]*    Second Supplemental Indenture dated as of March 26, 1999
                      between JEF Holding Company, Inc., Jefferies Group, Inc. and
                      The Bank of New York, as Trustee, supplementing the
                      Indenture dated as of April 28, 1994, as amended on July 14,
                      1994.
        [(4.3(c)]*    Third Supplemental Indenture dated as of April 1, 1999
                      between JEF Holding Company, Inc., Jefferies Group, Inc. and
                      The Bank of New York, as Trustee, supplementing the
                      Indenture dated as of April 28, 1994, as amended on July 14,
                      1994 and March 26, 1999.
        (4.4)         Registration Rights Agreement dated as of April 28, 1994 by and among Jefferies Group, Inc. and the purchasers of the
                      8 7/8% Series B Senior Notes due 2004 is incorporated by
                      reference to Exhibit 10.2 of Amendment No. 1 to Jefferies
                      Group, Inc.'s Registration Statement on Form S-4 (No.
                      333-54265) filed on July 14, 1994.
        (10.1)        Registrant's 1999 Incentive Compensation Plan is
                      incorporated by reference to Exhibit 10.1 of Registrant's
                      Form 10 filed on April 20, 1999.
        (10.2)        Registrant's 1999 Directors' Stock Incentive Plan is
                      incorporated by reference to Exhibit 10.2 of Registrant's
                      Form 10 filed on April 20, 1999.
        (10.3)        Distribution Agreement, dated as of March 17, 1999, by and between Jefferies Group, Inc. and JEF Holding Company, Inc.
                      is incorporated by reference to Exhibit 10.3 of Registrant's
                      Form 10 filed on April 20, 1999.
        (10.4)        Tax Sharing and Indemnification Agreement, dated as of March
                      17, 1999, by and among Investment Technology Group, Inc.,
                      Jefferies Group, Inc. and JEF Holding Company, Inc. is
                      incorporated by reference to Exhibit 10.4 of Registrant's
                      Form 10 filed on April 20, 1999.
        (10.5)        Amended and Restated Tax Sharing Agreement, dated as of
                      March 17, 1999, by and among Investment Technology Group,
                      Inc., Jefferies Group, Inc. and JEF Holding Company, Inc. is
                      incorporated by reference to Exhibit 10.5 of Registrant's
                      Form 10 filed on April 20, 1999.

 (10.6)       Benefits Agreement, dated as of March 17, 1999, by and between Jefferies Group, Inc. and
              JEF Holding Company, Inc. is incorporated by reference to Exhibit 10.6 of Registrant's
              Form 10 filed on April 20, 1999.
(21)*         List of Subsidiaries of Registrant.
(23)*         Consent of KPMG LLP.
(27)          Financial Data Schedules.

---------------
* Filed herewith.

     Exhibits 10.1 to and including 10.6 are management contracts or compensatory plans or arrangements.

ALL OTHER EXHIBITS ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE.

     (b) No reports on Form 8-K have been filed by the Registrant during the fourth quarter of 1999.

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

Dated: March 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                 /s/ FRANK E. BAXTER                     Chairman of the Board of       March 27, 2000
-----------------------------------------------------    Directors, and Chief
                   Frank E. Baxter                       Executive Officer

               /s/ MICHAEL L. KLOWDEN                    Vice Chairman of the Board     March 27, 2000
-----------------------------------------------------    of Directors
                 Michael L. Klowden

               /s/ RICHARD B. HANDLER                    Director, Co-President and     March 27, 2000
-----------------------------------------------------    Co-Chief Operating Officer
                 Richard B. Handler

                /s/ JOHN C. SHAW, JR.                    Director, Co-President and     March 27, 2000
-----------------------------------------------------    Co-Chief Operating Officer
                  John C. Shaw, Jr.

                /s/ JOSEPH A. SCHENK                     Executive Vice President       March 27, 2000
-----------------------------------------------------    and Chief Financial Officer
                  Joseph A. Schenk

               /s/ W. PATRICK CAMPBELL                   Director                       March 27, 2000
-----------------------------------------------------
                 W. Patrick Campbell

                /s/ RICHARD G. DOOLEY                    Director                       March 27, 2000
-----------------------------------------------------
                  Richard G. Dooley

                /s/ SHELDON B. LUBAR                     Director                       March 27, 2000
-----------------------------------------------------
                  Sheldon B. Lubar

              /s/ FRANK J. MACCHIAROLA                   Director                       March 27, 2000
-----------------------------------------------------
                Frank J. Macchiarola